Form 10-Q
period 2009-04-30
Liquid Financial Engines, Inc.
filed 2009-06-09
CIK 1450708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2009

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,200,000 shares of common stock are issued and outstanding as of June 8, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at April 30, 2009 (unaudited) and October 31, 2008 .   4

         Statements of Operations for the three months ended
           April 30, 2009 (unaudited) and cumulative results of
           operations from September 29, 2008 (Date of Inception) to
           April 30, 2009 (unaudited) ......................................   5

         Statements of Stockholders' Equity (Deficiency) as of
           April 30, 2009 (unaudited) ......................................   6

         Statements of Cash Flows for the six months ended
           April 30, 2009 (unaudited) and cumulative results of
           Cash Flows from September 29, 2008 (Date of Inception) to
           April 30, 2009 (unaudited) ......................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   9

Item 4T. Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  12

Item 1A. Risk Factors. .....................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  12

Item 3.  Defaults Upon Senior Securities. ..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  12

Item 5.  Other Information. ................................................  12

Item 6.  Exhibits. .........................................................  12

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Liquid Financial Engines, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                        APRIL 30,       AS OF
                                                           2009      OCTOBER 31,
                                                        UNAUDITED       2008
                                                       -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents ......................       $ 7,728       $ 8,988
                                                         -------       -------
    Total current assets .........................         7,728         8,988
                                                         -------       -------

TOTAL ASSETS .....................................       $ 7,728       $ 8,988
                                                         =======       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities .......             -             -
                                                         -------       -------

    Total liabilities ............................             -             -
                                                         -------       -------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
    Authorized:
      250,000,000 common shares, $0.0001 par value
       Issued and outstanding shares for
       April 30, 2009 and October 31, 2008:
       13,200,000 & 12,000,000 respectively ......        $1,320       $ 1,200
  Additional paid-in capital .....................        19,680         7,800
  Deficit accumulated during the development stage       (13,272)          (12)
                                                         -------       -------
  Total Stockholders' Equity (Deficiency) ........         7,728         8,988
                                                         -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......       $ 7,728       $ 8,988
                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                         Liquid Financial Engines, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                   THREE MONTHS    SEPTEMBER 29,
                                                       ENDED          2008 TO
                                                     APRIL 30,       APRIL 30,
                                                       2009            2009
                                                   ------------   --------------

REVENUES .......................................   $          0   $           0
                                                   ------------   --------------

EXPENSES
  General & Administrative .....................   $      9,760   $       13,272
                                                   ------------   --------------


Loss Before Income Taxes .......................   $      9,760   $       13,272
                                                   ------------   --------------

Provision for Income Taxes .....................              -                -
                                                   ------------   --------------

Net Loss .......................................   $      9,760   $       13,272
                                                   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per common share ......   $         0    $            0
                                                   ============   ==============

  Average Common shares outstanding ............     13,200,000       13,200,000
                                                   ============   ==============

   The accompanying notes are an integral part of these financial statements.

                                     Liquid Financial Engines, Inc.
                                     (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficiency)
                                                                                              DEFICIT
                                            COMMON STOCK                      ADDITIONAL    ACCUMULATED
                                       -----------------------    PAID-IN     DEVELOPMENT   DURING THE
                                         SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                                       ----------   ----------   ----------   ----------    ----------
Inception - September 29, 2008 .....            -   $        -   $        -   $        -    $        -

  Common shares issued to Founder
   for cash  at $0.00075 per share
   (par value $0.0001) on
   September 29, 2008 ..............   12,000,000        1,200        7,800            -         9,000

  Loss for the period from inception
   on September 29, 2008 to
   October 31, 2008 ................            -            -            -          (12)          (12)
                                       ----------   ----------   ----------   ----------    ----------

Balance - October 31, 2008 (audited)   12,000,000        1,200        7,800          (12)        8,988
                                       ==========   ==========   ==========   ==========    ==========

January 31, 2009 ...................            -            -            -       (3,500)       (3,500)
                                       ----------   ----------   ----------   ----------    ----------

Balance - January 31, 2009 .........   12,000,000        1,200        7,800       (3,512)        5,488
                                       ==========   ==========   ==========   ==========    ==========

  Common Shares issued to investors
   At $0.01 per share March 26, 2009
   (par value) on 3/26/09 ..........    1,200,000          120       11,880            -        12,000

Loss for the period ending
 April 30, 2009 ....................            -            -            -       (9,760)       (9,760)
                                       ----------   ----------   ----------   ----------    ----------

Balance - April 30, 2009 ...........   13,200,000        1,320       19,680      (13,272)        7,728
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

                                                   6

                         Liquid Financial Engines, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                     SIX MONTHS    SEPTEMBER 29,
                                                        ENDED         2008 TO
                                                      APRIL 30,      APRIL 30,
                                                        2009           2009
                                                     ----------   --------------

OPERATING ACTIVITIES

  Loss for the period .............................   $ 13,260       $13,272

  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .......          -             -
    Increase (decrease) in accounts payable .......          -             -
    Increase (decrease) in accrued liabilities ....          -             -
    Increase in short-term note payable (leasehold)          -             -
                                                      --------       -------
  Net cash used in operating activities ...........     13,260        13,272
                                                      --------       -------

INVESTING ACTIVITIES
  Net cash used in operating activities ...........          -             -
                                                      --------       -------

FINANCING ACTIVITIES

  Common stock issued for cash ....................     12,000         9,000
                                                      --------       -------
  Net cash provided by financing activities .......     12,000         9,000
                                                      --------       -------

INCREASE IN CASH AND CASH EQUIVALENTS .............     12,000         9,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..      8,988         9,000
                                                      --------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $  7,728       $ 5,488
                                                      ========       =======

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ..............................   $      -       $     -
                                                      ========       =======
    Income taxes ..................................   $      -       $     -
                                                      ========       =======

   The accompanying notes are an integral part of these financial statements.

                         LIQUID FINANCIAL ENGINES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2009
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

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

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A filed January 12th, 14th, and 28th, 2009. Results or interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2009 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On December 10, 2008 the Company filed a Registration Form S-1 and S-1/A Amendment with the SEC. The Registration Forms S-1 and S-1/A Amendment filed January 28, 2009 were deemed effective as of April 30, 2009.

Results of Operations

The Company did not generate any revenue during the quarter ended April 30, 2009.

Total expenses the three (3) months ending April 30, 2009 were $9,760 resulting in an operating loss for the period of $9,760. Basic net loss per share amounting to $.0001 for the three (3) months ending April 30, 2009.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending April 30, 2009 and were $9,760. The higher operating loss in this period was a result of higher fees for bookkeeping and professional accounting associated with filing of the Registration Form S-1 and S-1/A with the Securities and Exchange Commission.

Accounts payable for the period ending April 30, 2009 were 0.

Liquidity and Capital Resources
-------------------------------

At April 30, 2009 we had working capital of $7,728 consisting of cash on hand of $7,728 as compared to working capital of $8,988 at Oct 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ended April 30, 2009 was $9,760 as compared to $13,260 for the six months ended April 30, 2009.

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

As of April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by April 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by April 30, 2010.

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

                                        Liquid Financial Engines, Inc.


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

                                        Dated: June 8, 2009