Form 10-Q/A
period 2009-04-30
Liquid Financial Engines, Inc.
filed 2009-07-16
CIK 1450708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 333-156056

                         LIQUID FINANCIAL ENGINES, INC.
                         ------------------------------
                (Name of registrant as specified in its charter)

              Florida                                     26-3439890
              -------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

250 Montgomery Street, Suite 1200, San Francisco, CA        94101
----------------------------------------------------        -----
(Address of principal executive offices)                  (Zip Code)

                                 (415) 860-8336
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 13,200,000 shares of common stock are issued and outstanding as of June 8, 2009.

                         LIQUID FINANCIAL ENGINES, INC.
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                 APRIL 30, 2009

EXPLANATORY PARAGRAPH

         This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended April 30, 2009 is being filed by Liquid Financial Engines, Inc. to amend disclosure in Part I. Item 4T. Disclosure Controls and Procedures which appeared in our Quarterly Report on Form 10-Q as filed on June 9, 2009 by deleting in its entirety said disclosure and substituting it with the following. This amendment also contains currently dated certifications filed or furnished as Exhibits 31.1, 31.2 and 32.1 hereto. Other than as specifically amended hereby, there are no other changes in the disclosure which appeared in the Quarterly Report on Form 10-Q for the period ended April 30, 2009 as filed on June 9, 2009.

                          PART I. FINANCIAL INFORMATION

ITEM 4T. CONTROLS AND PROCEDURES.

         Our management is responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of April 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The material weaknesses in disclosure controls and procedures identified by our management in connection with the evaluation at April 30, 2009 included the following areas:

         o inadequate segregation of duties consistent with control objectives; and

         o ineffective controls over period end financial disclosure and reporting processes.

         In an effort to remediate the identified material weaknesses we plan to create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We anticipate that these initiatives will be at least partially, if not fully, implemented by April 30, 2010.

         There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No. Description

31.1        Rule 13a-14(a)/15d-14(a) certification of President
31.2 Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1        Section 1350 certification

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Liquid Financial Engines, Inc.

July 16, 2009                           By: /s/ Daniel McKelvey
                                            -------------------
                                        Daniel McKelvey, President