Form 10-Q
period 2009-07-31
Liquid Financial Engines, Inc.
filed 2009-09-14
CIK 1450708

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark one)
----
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934
    For the Quarterly Period Ended July 31, 2009

----                                  or
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934
    For the transition period from ________________ to ________________
                       Commission File Number: 333-156056
                                 --------------
                         LIQUID FINANCIAL ENGINES, INC.
             (Exact name of registrant as specified in its charter)
                                 --------------


                 Florida                                26-3439890
      (State or Other Jurisdiction                   (I.R.S. Employer
            of Incorporation)                       Identification No.)

       Level 8, 580 St Kilda Road
     Melbourne, Victoria, Australia                        3004
(Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone number, including area code: 001 (613) 8532 2800

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* ? Yes ? No

     * The registrant has not yet been phased into the interactive data requirements

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

(Check one):    Large accelerated filer  |_|   Accelerated filer |_|    Non-accelerated filer |_|     Smaller reporting company  |X|

     Indicate  by  check  mark  whether  the  registrant  is a shell  company
(as  defined  in  Rule  12-b2  of the  Exchange Act).          |X|  Yes  |_|  No

     There were 13,200,000 shares of common stock outstanding on September 10, 2009.
--------------------------------------------------------------------------------

Table Of Contents


                                                                                                           PAGE NO
                                                                                                           -------
PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                                                           2
Item 2         Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
               Operations                                                                                    10
Item 3         Quantitative and Qualitative Disclosure about Market Risk                                     11
Item 4         Controls and Procedures                                                                       11

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                                             12
Item 1A        Risk Factors                                                                                  12
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                                   12
Item 3         Defaults Upon Senior Securities                                                               12
Item 4         Submission of Matters to a Vote of Security Holders                                           12
Item 5         Other Information                                                                             12
Item 6         Exhibits                                                                                      12


SIGNATURES                                                                                                   13

EXHIBIT INDEX                                                                                                14

Exh. 31.1           Certification                                                                            15
Exh. 31.2           Certification                                                                            17
Exh. 32.1           Certification                                                                            19
Exh. 32.2           Certification                                                                            20

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

         The interim financial statements included herein have been prepared by Liquid Financial Engines, Inc. ("Liquid" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2009, the results of its operations for the three and nine month periods ended July 31, 2009 and its cash flows for the nine month period ended July 31, 2009 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         LIQUID FINANCIAL ENGINES, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                        July 31,       October 31,
                                                                            2009             2008
                                                                     (Unaudited)             ----
                                                                     -----------
                                                                               $                $
ASSETS

Current Assets:
Cash                                                                        $231           $8,988
                                                                ----------------------------------
Total Current Assets                                                         231            8,988
                                                                ----------------------------------

Total Assets                                                                 231           $8,988
                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                                         -                -
Payable to affiliate                                                          -                -
                                                                ----------------------------------
Total Current Liabilities                                                     -                -
                                                                ----------------------------------

Total Liabilities                                                             -                -
                                                                ----------------------------------

Stockholders' Equity :
Common stock: $.0001 par value
250,000,000 shares authorised,
Issued and outstanding shares for
July 31, 2009 and October 31, 2008:
13,200,000 & 12,000,000 respectively                                      1,320            1,200
Additional Paid-in-Capital                                               19,680            7,800
Accumulated (Deficit)                                                  (20,769)             (12)
                                                                ----------------------------------
Total Stockholders' Equity                                                  231            8,988
                                                                ----------------------------------

Total Liabilities and Stockholders' Equity                                  231            8,988
                                                                ==================================

See Notes to Financial Statements

                                                      For the three     For the nine    For the period
                                                             months           months    from inception
                                                         ended July       ended July     September 29,
                                                           31, 2009         31, 2009      2008 to July
                                                           --------         --------          31, 2009
                                                                                              --------





Revenues                                               $         -        $       -         $       -

Cost and expenses
Administration Expense                                       7,497           20,757            20,769
                                                 -----------------------------------------------------
                                                             7,497           20,757            20,769
                                                 -----------------------------------------------------

(Loss) from Operations                                      (7,497)         (20,757)          (20,769)
Foreign Currency Exchange (Loss)                                 -                -                 -
                                                 -----------------------------------------------------
(Loss) before Income Tax                                    (7,497)         (20,757)          (20,769)
Provision for Income Tax                                         -                -                 -
                                                 -----------------------------------------------------
Net (Loss)                                                  (7,497)         (20,757)          (20,769)
                                                 -----------------------------------------------------

Basic net (Loss) per Common Equivalent Shares                (0.00)           (0.00)            (0.00)

Weighted Number of Common Equivalent
Shares Outstanding (000's)                                  13,200           12,563            12,502

See Notes to Financial Statements

                         LIQUID FINANCIAL ENGINES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                      Common     Additional
                                                                      Stock        Paid-in     Accumulated
                                                        Shares        Amount       Capital       (Deficit)       Total
                                                        ------        ------       -------       ---------       -----
                                                                             $             $             $             $
                                                     ---------------------------------------------------------------------

Inception, September 29, 2008                                   -             -             -             -             -

Common shares issued to Founder
for cash at $0.00075 per share
(par value $0.0001) on
September 29, 2008                                     12,000,000         1,200         7,800             -         9,000

Loss for the period from inception
on September 29, 2008 to
October 31, 2008                                                -             -             -          (12)          (12)
                                                     ---------------------------------------------------------------------

Balance, October 31, 2008 (audited)                    12,000,000         1,200         7,800          (12)         8,988

Common Shares issued to investors
At $0.01 per share on March 26, 2009                    1,200,000           120        11,880             -        12,000

Loss for the nine months ended
July 31, 2009                                                   -             -             -      (20,757)      (20,757)
                                                     ---------------------------------------------------------------------

Balance - July 31, 2009                                13,200,000         1,320        19,680      (20,769)           231
                                                     ---------------------------------------------------------------------

See Notes to Financial Statements

                         LIQUID FINANCIAL ENGINES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       For the
                                                                                        period
                                                                                         from
                                                                            Nine      inception
                                                                           months      Sept 29,
                                                                           ended       2008 to
                                                                          July 31,     July 31,
                                                                            2009         2009
                                                                                   $            $

CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net (Loss)                                                                 ($20,757)    ($20,769)

Net Cash used in Operating Activities                                       (20,757)     (20,769)
                                                                        -------------------------

FINANCING ACTIVITIES
Common stock issued for cash                                                  12,000       21,000
                                                                        -------------------------
Net cash provided by financing activites                                      12,000       21,000
                                                                        -------------------------

Net Increase/(decrease) in Cash                                              (8,757)          231

Cash at Beginning of Period                                                    8,988            -
                                                                        -------------------------
Cash at End of Period                                                            231          231
                                                                        =========================
See Notes to Financial Statements

                         LIQUID FINANCIAL ENGINES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (unaudited)


(1)    ORGANIZATION AND BUSINESS

         Liquid Financial Engines, Inc. ("Liquid" or the "Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Liquid is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Liquid as of July 31, 2009.

         In July 2009, Golden acquired a 96% interest in Liquid from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Liquid Financial Engines, Inc. as a going concern. However, Liquid Financial Engines, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

         The Company's ability to continue operations through the remainder of 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning November 1,2009. The adoption of SFAS No.157 and Staff Position No.157.2 has not and is not expected to have a material impact on the Company's future reported financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the Company's fiscal year beginning November 1, 2008. The adoption of SFAS No. 159 did not have an impact on our financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is effective for business combinations entered into after November 1,2008.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any non-controlling interests..

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments"), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 has had no impact on the Company's financial position, results of operations or cash flows.

         In May 2009, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective for the quarter ended July 31, 2009. The adoption of this statement did not have a material effect on our financial condition or results of operations.

         In June 2009, the FASB issued SFAS No. 168, "The `FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our year ended October 31, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

(3)    AFFILIATE TRANSACTIONS

         There were no transactions with affiliates for the three and nine month periods ended July 31, 2009 and for the period from inception (September 29, 2008) through July 31, 2009.

         In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.


(4)    GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Liquid as a going concern. Liquid has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubts as to its ability to continue as a going concern.

         In addition Liquid is reliant on loans and advances from corporations affiliated with the President of Liquid. Based on discussions with these affiliate companies, Liquid believes this source of funding will continue to be available. Other than the arrangements noted above, Liquid has not confirmed any other arrangement for ongoing funding. As a result Liquid may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

         The accumulated deficit of the Company from inception (September 2008) through July 31, 2009 amounted to $20,769.

(5)    INCOME TAXES

         Liquid plans to file its income tax returns on an accrual basis.

(6)    STOCKHOLDERS EQUITY

         In September 2008, 12,000,000 shares of common stock were issued to the Company's founder raising $9,000.

         In March 2009, the Company raised $12,000 in a registered public offering of 1,200,000 shares of common stock share pursuant to a prospectus dated January 30, 2009..

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash. The carrying amounts of cash approximate their respective fair values because of the short maturities of those instruments.

(8) SUBSEQUENT EVENTS

         The company has evaluated the existence of subsequent events through September 14,2009 and has not indentified any significant subsequent events or transactions which would require recognition or disclosure in the financial statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.

Overview

         Liquid Financial Engines, Inc. is a development stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Liquid from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Liquid, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing August 2009, the Company intends to consider various business opportunities in the energy and mining fields. The Company's planned operations have not commenced in accordance with SFAS #7 is considered to be in the development stage.

          We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008)we have incurred accumulated losses of $20,769 which was funded primarily by the sale of equity securities.

RESULTS OF OPERATION

Three Months Ended July 31, 2009.

         Costs and expenses for the three months ended July 31, 2009 were $7,497 consisting primarily of legal fees, filing fees, share registry fees and accountants fees.

Nine Months Ended July 31, 2009.

Costs and expenses for the nine months ended July 31, 2009 were $20,757 consisting primarily of legal fees, filing fees, share registry fees, accountants fees and a DTC eligibility fee.

Liquidity and Capital Resources

         For the nine months ended July 31, 2009, net cash used in operating activities was $20,757 consisting of the net loss.

         The Company's ability to continue operations through 2009 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

         The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Liquid Financial Engines, Inc. as a going concern. However, Liquid Financial Engines, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-Q contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of commodity prices and movements in foreign exchange rates.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At July 31, 2009, the Company had no outstanding loan facilities.

Item 4.       Controls and Procedures.

a)       Evaluation of Disclosure Controls and Procedures

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

b)       Change in Internal Control over Financial Reporting

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

c) Other

         We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Not Applicable

Item 1A.      Risk Factors.

Not Applicable

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.       Defaults Upon Senior Securities.

Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.       Other Information.

Not Applicable

Item 6.       Exhibits.

        (a)    Exhibit No.      Description
               -----------      -----------

                31.1             Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the
                                    Exchange Act
                31.2             Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the
                                    Exchange Act
                32.1             Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
                32.2             Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

                                   (FORM 10-Q)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Liquid Financial Engines, Inc.

                         By:



                                            /s/ Joseph I. Gutnick

                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                         By:
                                            /s/ Peter Lee

                                            Peter Lee
                                            Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

         Dated September 10, 2009

                                  EXHIBIT INDEX


         Exhibit No.             Description
         -----------             -----------

                31.1             Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the
                                    Exchange Act
                31.2             Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the
                                    Exchange Act
                32.1             Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
                32.2             Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002