Form 10-K
period 2009-10-31
Liquid Financial Engines, Inc.
filed 2010-01-28
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: October 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53861
AURUM, INC.
(Exact name of Registrant as specified in its charter)

———————

Delaware	27-1728996
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 8, 580 St Kilda Road Melbourne, Victoria, 3004,  Australia
(Address of principal executive offices) (Zip Code)

011 (613) 8532 2800
(Registrant’s telephone number, including area code)
———————

Liquid Financial Engines, Inc

250 Montgomery Street, Suite 1200, San Francisco, CA 94104
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$12,000.

There were 105,600,000 outstanding shares of Common Stock as of January 28, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

i

PART I

Item 1                                Business

General

Our name is Aurum, Inc. and we sometimes refer to ourselves in this Annual Report as “Aurum”, the “Company” or as “we,” “our,” or “us.”

We were incorporated in the State of Florida on September 29, 2008 under the name Liquid Financial Engines, Inc. (“Liquid”) and we changed our name to Aurum, Inc. and our State of domicile to the State of Delaware, effective as of January 20, 2010.

Description of Business

Introduction

We were originally organized with the intention to develop and market financial software systems for banks, brokerage firms, pension funds, family offices, and hedge funds.

In July 2009, Golden Target Pty Ltd., an Australian corporation (“Golden”), acquired a 96% interest in Liquid from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. Commencing in September 2009, Aurum has decided to focus its business on mineral exploration and development activities.

Recent Developments

On September 29, 2009 the Company’s Board of Directors declared a 8-for-1 stock split in the form of a stock dividend that was payable in October 2009 to stockholders of record as of October 23, 2009. An aggregate of 92,400,000 shares of common stock were issued in connection with this dividend.

The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

The Company has recently shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos).  Based upon publicly available information, the Company believes that Laos has significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

The Company has commenced an intensive six months project generation period after which priority targets will be ranked and associated mineral claims lodged with the Laos government. Aurum will then operate through a wholly owned Laos subsidiary Company based in Vientianne, Lao P.D.R.

On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines, Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Aurum is deemed a successor to Liquid.

Laos

Aurum is primarily engaged in mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos).

Based upon publicly available information, the Company believes that Laos has significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities. Laos has a long history of artisanal mining for gold and copper and numerous occurrences of these commodities have been recorded throughout the country. Only recently has Laos initiated a unified national geological and mineral resource knowledge database. The Laos government now sees the development of this knowledge combined with foreign investment into mineral exploration and development as integral to the future economy of Laos.

Current successful foreign owned mining operations in Laos, which are not affiliated with the Company, are the Sepon Copper Gold Mine in lower central Laos which produces approximately 65,000 tonnes of copper cathode and 100,000 ounces of gold per year and the Phu Kham mine in central northern Laos which is currently producing 60,000 tonnes of copper in concentrate and approximately 60,000 ounces of gold and 400,000 ounces of silver. Other smaller operations also exist throughout Laos as joint ventures between Laos and Vietnam or China.

Craig Michael, a company director and the Company’s Executive General Manager , was formerly based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannahkhet Province, Lao PDR, which is not associated with the Company. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits.

Aurum considers Laos to be one of the few remaining countries in the world that has favourable geology in under explored areas containing high potential for world class undiscovered gold and copper ore bodies. Utilising this knowledge, in conjunction with management’s prior experience in operating exploration logistics within Laos, has led the Company to pursue the many opportunities available in this country. Aurum has built significant relationships with the Lao government and local Lao contractors and is actively developing partnerships with these stakeholders.  Relationships with these key stakeholders are considered integral for any successful mineral exploration venture in Laos.

Aurum senior management has hosted the Honourable Dr. Sinlavong Khoutphaythoune, Minister of Planning and Investment, Lao P.D.R and the Honourable Mr. Houmpheng Souralay, Director General, Department for Promotion & Management of Domestic & Foreign Investment, Lao P.D.R early in 2009 at the Company’s head office in Melbourne, Australia. The purpose of this visit was to outline the Company’s capabilities through a presentation of other successful projects that the Company’s senior management has previously been involved with. Aurum also outlined its strategy for Laos mineral exploration and its willingness to work with the Lao people and the Laos government. The Minister and the Director General were extremely pleased with Aurum’s intentions and expressed a strong desire to help Aurum achieve its goals.

Aurum senior management has also met with the Honourable Mr. Soulivong Daravong, Minister for Energy and Mines, Mr. Vilayvanh Phomkhe, Governor of Savannakhet Province and Mr. Thonekeo Phoutthakayalath, Director, Department of Energy and Mines, Savannakhet Province. Aurum met with these senior government officials in Vientianne the capital city of Laos to outline the Company’s intentions and seek governmental support. Aurum management were very well received and strongly encouraged to begin exploration activities in Laos.

Aurum has a registered representative office and an experienced mineral exploration team based in the capital city Vientianne. Exploration activities officially begun in September 2009 and the Company is quickly rationalising target mineralisation styles for project generation and defining appropriate regions in which to stake mineral claims. The current exploration strategy is to target gold deposits which are ideally greater than 1 million ounces of gold, and copper deposits greater than 800,000 tonnes of contained copper. The following mineralisation styles have been targeted as the most prospective in Laos:

•	Sediment Hosted gold, Carlin Style gold, i.e. Sepon Mine, Laos.
•	Epithermal Au, i.e Chatree Mine, Thailand.
•	Granite Related, Hydrothermal/Mesothermal gold, i.e Lak Sao area, Laos.
•	Skarn copper/gold, i.e Phu Kham Mine, Laos.
•	Supergene Exotic copper, i.e. Sepon Mine, Laos.
•	Porphyry gold/copper/molybdonum/Mo, i.e. Sepon Mine, Laos.

We have appointed Mr. Chris Gerteisen to be the Managing Director of the Laos subsidiary company which will manage all the activities of Aurum in Laos. Dr. Peter Jones has also been appointed as Exploration Manager for Aurum in Laos. Dr. Jones is currently managing a small team of exploration geologists based in Laos’s capital city Vientianne and is conducting reconnaissance style regional exploration programs to gather data to inform the project generation process. Potential Joint Ventures with third parties who are aiming to develop mineral properties in Laos are also being investigated.

Employees

We use temporary employees in our activities. The services of our Chief Executive Officer, Joseph Gutnick, our  Director, Craig Michael and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from August 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

Other than this, we rely primarily upon consultants to accomplish our activities. We are not subject to a union labour contract or collective bargaining agreement.

SEC Reports

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov.  In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at auruminc.net these reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operations of the public reference room by calling the SEC at 1-800-SEC-0330.

Item 1A Risk Factors

You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report before purchasing our common stock.  An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations would likely suffer. Additionally, this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. This section discusses the risk factors that might cause those differences.

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue. We have no operating history as a mineral exploration or mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	exploration and development of any mineral property we identify;

-	our ability to locate and obtain property with potential economically viable mineral reserves;

-
our ability to raise the capital necessary to conduct exploration and preserve our interest in the mineral claims on identified properties, increase our interest in the mineral claims and continue as an exploration and mining company; and

-	our ability to generate revenues and profitably operate a mine on the property covered by our mineral claims.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our financial statements as of October 31, 2009 and 2008, and for the year ended October 31, 2009, the period September 29, 2008 to October 31, 2008 and for the cumulative period September 29, 2008 to October 31, 2009, includes an explanatory paragraph discussing our ability to continue as a going concern. This paragraph indicates that we have limited assets, negative working capital, have not yet commenced revenue producing operations and have accumulated losses of approximately $90,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our Proposed Area of Operations is located in Laos and are subject to changes in political conditions and regulations in that country.

Our proposed area of operations is located in Laos. In the past, Laos has been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our mineral exploration and mining activities in Laos may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, Laos’ status as a developing country may make it more difficult for us to obtain required financing for our project.

We Have Not Yet Identified Any Properties on Which to Conduct Mineral Exploration Activities.

We only recently commenced our mineral exploration activities in Laos and have not yet identified or acquired any properties on which to conduct mineral exploration activities.  If we are not successful in identifying and acquiring properties in Laos that are prospective for various minerals, we will not be successful with our business and we maybe e forced to cease operations and you may lose your entire investment.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our activities. If we are unable to raise the capital required to undertake adequate activities, including locating and obtaining suitable properties and/or finding a suitable business, we may not find commercial minerals even though the identified properties may contain commercial minerals or we may miss opportunities to acquire suitable businesses. If we do not find commercial minerals or cannot find suitable businesses we may be forced to cease operations and you may lose your entire investment.

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

None of our other officers or directors works for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them.  The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.

We are substantially dependent upon AXIS To Carry Out Our Activities

We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions. For example, each of our officers is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other shareholders of AXIS.

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2009. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at January 28, 2010, there were 101,600,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

Our common stock is quoted via the Over The Counter Bulletin Board (OTCBB).  As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

Item 1B                      Unresolved Staff Comments

As of October 31, 2009, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2                         Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1- Business- Employees” and “Item 12- Certain Relationships and Related Transactions”.  The Company believes that its administrative space is adequate for its current needs.

Item 3                         Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4                         Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol “LIQU”. Effective as of January 25, 2010, our symbol has been changed to “AURM.”

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2009
Fourth Quarter	0.12	0.12

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2009 and as at January 28, 2010, there were 105,600,000 shares of common stock issued and outstanding.

Dividends

To date we have not paid any cash dividends on our common stock and we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

On September 29, 2009 the Company’s Board of Directors declared an 8-for-1 stock split in the form of a stock dividend that was payable in October, 2009 to stockholders of record as of October 23, 2009. An aggregate of 92,400,000 shares of common stock were issued in connection with this dividend.

Shareholders

As of October 31, 2009 the Company had approximately 25 shareholders of record.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6	Selected Financial Data

Our selected financial data presented below for the year ended October 31, 2009 and the period ended October 31, 2008, and the balance sheet data at October 31, 2009 and 2008 have been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our financial statements for the year ended October 31, 2009 and the period ended October 31, 2008, and Notes thereto, which are included elsewhere in this Annual Report.

(Statement of Operations Data)

	2009	2008
	US$	US$
Revenues	-	-
	-	-

Costs and expenses	89,397	12

(Loss) before income taxes	(89,397)	(12)

Provision for income taxes	-	-

Net (loss)	(89,397)	(12)

	$
Net (loss) per share on continuing operations	(0.00)	(0.00)

Weighted average number of shares outstanding (000’s)	101,786	96,000

Balance Sheet Data
	$	$
Total assets	29,612	8,988
Total liabilities	(98,021)	-

Stockholders’ equity (deficit)	(68,409)	8,988

Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

Overview

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida as Liquid Financial Engines, Inc in September 2008 with the intention to develop and market financial software systems for banks, brokerage firms, pension funds, family offices, and hedge funds.

In July 2009, Golden Target Pty Ltd., an Australian corporation (“Golden”), acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. Commencing in September 2009, Aurum has decided to focus its business on mineral exploration and development activities.

On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Aurum is deemed a successor to Liquid.

Foreign Currency Translation

The Company has operations in Laos and administrative functions based in Australia.  The Laos operations functional currency is USD but also uses Laos LAK and Thai BHT.  Australian administrative operations are in AUD. The income and expenses of its foreign operations are translated into US dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into US dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian dollar, Lao Kip and Thai Baht compared with the US dollar during the periods indicated.

Year ended
October 31

2008	A$1.00	=	US$0.67780
	LAK$1.00	=	US$0.00012
	BHT$1.00	=	US$0.02916

2009	A$1.00	=	US$0.91090
	LAK$1.00	=	US$0.00012
	BHT$1.00	=	US$0.03007

Results of Operations

Year ended October 31, 2009

We are a start-up company and have not generated any revenues since inception.

Total costs and expenses have increased from $12 for the period from September 29, 2008 (inception) to October 31, 2008, to $89,397 for the year ended October 31, 2009.  The increase was a result of:

i)
An increase in legal, accounting and professional costs from $nil in fiscal 2008 to $24,457 in fiscal 2009. During fiscal 2009, we incurred legal expenses of $12,902 for general legal work and audit fees of $11,555 for professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual report on Form 10-K.  During fiscal 2008, we incurred legal expenses of $nil.

ii)
An increase in administrative costs from $12 in fiscal 2008 to $64,940 in fiscal 2009. During fiscal 2009, AXIS charged us $1,007 for salaries incurred on behalf of the Company which relate to fees paid to staff of AXIS who provide services to the Company.  We incurred $7,934 for Company filings with the SEC, $12,078 for travel and accommodation, $28,678 for consultants and contractor’s fees and $15,243 for foreign exchange losses, computer and software costs, motor vehicle running costs, printing & stationary and other sundry expenses. During fiscal 2008, we incurred $12 for bank charges.

Liquidity and Capital Resources

For the fiscal year 2009, net cash used in operating activities was $81,675 primarily consisting of amounts spent on legal, accounting and professional expenses and administrative expenses.

Financing activities in 2009 consisted of the issuance of 9,600,000 shares for proceeds of $12,000 pursuant to a public offering of our securities, filed with the SEC and made effective on March 26, 2009 and advances from affiliates of $61,779.

The Company’s ability to continue operations through fiscal 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, negative working capital, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-K contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of commodity prices and movements in foreign exchange rates.

Impact of Australian Tax Law

In July, 2009 the management and control of Aurum was effectively transferred to Australia making the company an Australian resident corporation under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s financial statements, see Note 3 to the Company’s Financial Statements which are included elsewhere in this Annual Report.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

At October 31, 2009, the Company had no outstanding borrowings under Loan Facilities.

Item 8.                    Financial Statements

    See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a)	Dismissal of Previous Independent Accountant.

i.
By letter dated, August 10, 2009, Aurum, Inc., a Florida corporation (the “Company”) informed Moore & Associates, Charted (“Moore”), that the client – auditor relationship between the Company and Moore had ceased.

ii.
The former accountant’s report on our financial statements did not contain any adverse opinions or disclaimers of opinions and was not qualified or modified as to any uncertainty except that the report of Moore, for the period of Inception on September 29, 2008 to October 31, 2008 indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

iii.	The decision to change accountants was approved by the Board of Directors of the Company.

iv.
During the period from Inception on September 29, 2008 to October 31, 2008 and subsequent interim periods prior to the change in auditors there were no (1) disagreements with Moore on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements such period or (2) reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K.

v.
The Company provided Moore with a copy of the above disclosures on August 10, 2009 and requested that Moore furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company, and if not, stating the respects in which it does not agree.

The Company was informed by Moore that this letter will not be provided.

b)      Appointment of New Independent Accountant

i.
Effective as of August 10, 2009, the Company engaged PKF, Certified Public Accountants, a Professional Corporation (PKF) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements. The decision to change accountants was approved by the Board of Directors of the Company as of August 10, 2009.

ii.
During the period of Inception on September 29, 2008 to October 31, 2008 and the  subsequent  interim  period preceding such engagement, the Company has not consulted PKF regarding either (a) the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (b) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

iii.
The Company has provided a copy of the disclosures in this report to PKF and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K. PKF has advised that it does not intend to furnish such a letter to the Commission.

Item 9A                  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

This annual report does not include an attestation report of the registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Change in Internal Control over Financial Reporting.

Agreement with AXIS

As described in note 4 to the financial statements, in August 2009, the Company engaged AXIS Consultants Pty Ltd to provide management and administrative services to the company.

No change other than described above in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d)	Other.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                  Other Information

None.

PART III

Item 10.                  Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	57	Chairman of the Board, President, Chief Executive Officer and Director

Craig Michael	32	Executive General Manager and Director

Peter Lee	52	Secretary, Chief Financial Officer and Principal Accounting Officer

Joseph Gutnick

Mr. Gutnick has been President and Chief Executive Officer since July 2009. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently President and CEO of Legend International Holdings Inc, (since 2004) Golden River Resources Corporation (for more than 10 years), and ProIndia International Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corporation, Yahalom International Resources Corporation, US corporations, Executive Chairman of Acadian Mining Corporation listed on Toronto Stock Exchange and Royal Roads Corporation listed on Toronto Venture Exchange and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on Australian Stock Exchange. Mr. Gutnick was previously a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Craig Michael

Mr. Michael has over 10 years experience as a geology professional in the mining and resources industry. He is currently a Director of North Australian Diamonds Limited and Executive General Manager of Legend International Holdings, Inc. (since 2007).  His previous work was with Oxiana Ltd, an international mining company with operations in South East Asia and Australia.  From 2004 to 2007, Mr. Michael was based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannahkhet Province, Lao PDR. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits. During his four years based in Laos, Mr. Michael became fluent in the Lao language and became well acquainted with the unique Lao culture and people. These skills enabled Mr. Michael to understand how businesses operated in Laos and he subsequently developed strong business relationships and government liaison networks. Combining this with a strong understanding of the Lao geology and under-explored nature of the country has led Mr. Michael to become a Director of Aurum, Inc. and work with Mr. Joseph Gutnick, CEO of Aurum, Inc. in exploration for world class gold and copper deposits in Laos.

Peter Lee

Mr. Lee has been Chief Financial Officer and Principal Accounting Officer since July 2009. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of ProIndia International Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and  Yahalom International Resources Corporation, US Corporations; and CFO and Secretary of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on Australian Stock Exchange.

The Company’s directors have been appointed for a one-year term which expires in December 2010.

Directors need not be stockholders of the company or residents of the State of Delaware. Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified. Directors may receive compensation for their services as determined by the Board of Directors. A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains. A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of two directors’, one of which was appointed in January 2010. During fiscal 2009, our Board of Directors met once. The Board of Directors also uses resolutions in writing to deal with certain matters, and during fiscal 2009, four resolutions in writing were signed by all Directors.

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of Aurum, Inc. on the same basis as candidates proposed by any other person.

Audit Committee

At October 31, 2009, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At October 31, 2009, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics is on our website at www.aurumresources.com. We will provide a copy of the Code of Conduct and Ethics any person without charge.  If you require a copy, contact us by facsimile or email and we will send you a copy.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below.  The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

Mr. Joseph Gutnick
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s shares of common stock were not registered under the Securities Exchange Act of 1934, as amended during fiscal 2009 and were therefore not subject to Section 16 under the Exchange Act in fiscal 2009.

Item 11.                  Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2009 and October 31, 2008. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2009	$-	-	-	-	-	-	-	$-
Daniel McKelvey, Director and CEO (2)	2009 2008	$- $-	- -	- -	- -	- -	- -	- -	$- $-

1.	Joseph Gutnick appointed July 23, 2009.
2.	Daniel McKelvey was appointed September 29, 2008 and resigned July 23, 2009.

We have a policy that we will not enter into any transaction with an officer, Director or affiliate of the Company or any member of their families unless the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to the Company at the time authorised.

Outstanding Equity Awards at Fiscal Year-End

None.

Principal Officers Contracts

The principal officers do not have any employment contracts.

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2009.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of January 28, 2010.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Craig Michael Peter Lee	101,600,000 (2) - -	96.21 - -
	All officers and Directors as a group	101,600,000	96.21
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 105,600,000 shares outstanding as of January 28, 2010. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.                  Certain Relationships and Related Transactions

We are one of ten affiliated companies under common management. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It is the intention of the affiliated companies and respective Boards of Directors that any arrangements or transactions between the companies should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services.  AXIS procures items of equipment necessary in the conduct of the business of the Company.  AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or ourselves upon 60 days prior notice.  If the Service Agreement is terminated by AXIS, we would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS.  There can be no assurance that we could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us.  Our inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

During the year ended October 31, 2009, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $61,779.  At October 31, 2009, the Company owed AXIS $61,779. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

Transactions with Management.

We have a policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

Item 14.                  Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF and Moore for fiscal 2009 and 2008.

	PKF 2009	PKF 2008	Moore 2009	Moore 2008

Audit fees	$15,000	$5,000	-	$7,500
Audit related fees	-	-	-	-
Tax fees	-	-	-	-
Total	$15,000	$5,000	$-	$7,500

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

(a)	Financial Statements and Notes thereto.

The Financial Statements and Notes thereto listed on the Index at page 24 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 23 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

AURUM, INC.

(Registrant)

By:	/s/ Peter Lee
Peter J Lee
Secretary,
Chief Financial Officer
and Principal Financial
Accounting Officer

Dated: January 28, 2010

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	January 28, 2010

2.	/s/ Craig Michael	Executive General Manager
	Craig Michael	and Director.	January 28, 2010

3.	/s/ Peter Lee	Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	January 28, 2010

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
	*	4.1	Specimen Stock Certificate of Aurum, Inc.

	*	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Isaac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*Filed herewith

(1)           Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on December 21, 2009.

Financial Statements as of October 31, 2009 and 2008 and for the year ended October 31, 2009 and the period September 29, 2008 through October 31, 2008.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2009 and 2008 and for the year ended October 31, 2009 and the period September 29, 2008 through October 31, 2008.

AURUM, INC.
(formerly Liquid Financial Engines, Inc)

Financial Statements

October 31, 2009 and 2008

(with Report of Independent Registered Public Accounting Firm)

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 – F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aurum, Inc.

We have audited the accompanying balance sheet of Aurum, Inc. (formerly known as Liquid Financial Engines, Inc) (a development stage company) as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 2009 and the period September 29, 2008 to October 31, 2008 and for the cumulative period September 29, 2008 to October 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended October 31, 2009 and for the period September 29, 2008 to October 31, 2008 and for the cumulative period September 29, 2008 to October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2009 the Company has limited assets, negative working capital, has not yet commenced revenue producing operations and has accumulated losses of approximately $90,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

/s/ PKF
Certified Public Accountants
A Professional Corporation

New York, NY
January 28, 2010

AURUM, INC.
(A Development Stage Company)
Balance Sheet
October 31, 2009 and 2008

	US$ 2009	US$ 2008

ASSETS

Current Assets:
Cash	189	8,988
Receivables	12,971	-
Prepayments	14,250	-
Total Current Assets	27,410	8,988

Non Current Assets:
Property & Equipment, net of accumulated depreciation of $20	2,202	-
Total Non Current Assets	2,202	-

Total Assets	29,612	8,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	36,242	-
Total Current Liabilities	36,242	-

Non Current Liabilities:
Payable to affiliate	61,779	-
Total Non Current Liabilities	61,779	-

Total Liabilities	98,021	-

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 250,000,000 shares authorised, and 105,600,000 shares issued and outstanding at October 31, 2009 and 96,000,000 shares issued and outstanding at October 31, 2008.	10,560	9,600
Additional Paid-in-Capital	11,040	-
Accumulated (Deficit)	(90,009)	(612)
Total Stockholders’ Equity (Deficit)	(68,409)	8,988

Total Liabilities and Stockholders’ Equity (Deficit)	29,612	8,988

See Notes to Financial Statements

AURUM, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended October 31, 2009	September 29, 2008 to October 31, 2008	For the period from inception September 29, 2008 to October 31, 2009

Revenues	US$-	US$-	US$-

Cost and expenses
Legal, Accounting & Professional	24,457	-	24,457
Administration Expenses	64,940	12	64,952
	89,397	12	89,409
(Loss) before Income Tax	(89,397)	(12)	(89,409)
Provision for Income Tax		-
Net (Loss)	(89,397)	(12)	(89,409)

Basic net (Loss) per Common Equivalent Shares	(0.00)	(0.00)	(0.00)

Weighted Number of Common Equivalent Shares Outstanding (000’s)	101,786	96,000	101,307

See Notes to Financial Statements

AURUM, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	(600)	9,000

Net (loss)	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	12,000

Net (loss)	-	-	-	(89,397)	(89,397)

Balance, October 31, 2009	105,600,000	$10,560	$11,040	$(90,009)	$(68,409)

See Notes to Financial Statements

AURUM, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2009	September 29, 2008 to October 31, 2008	For the period from inception September 29, 2008 to October 31, 2009
	US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(89,397)	$(12)	$(89,409)

Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Foreign Currency	(1,319)	-	(1,319)
Depreciation	20	-	20

Changes in operating assets and liabilities:
Prepayments	(14,250)	-	(14,250)
Receivables	(12,971)	-	(12,971)
Accounts Payable	36,242	-	36,242

Net Cash used in Operating Activities	(81,675)	(12)	(81,687)

CASH FLOWS (USED) BY INVESTING ACTIVITIES

Property, plant & equipment	(2,222)	-	(2,222)

Net Cash (used) by Investing Activities	(2,222)	-	(2,222)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Issuance of shares	12,000	9,000	21,000
Advances Payable – Affiliate	61,779	-	61,779

Net Cash Provided by Financing Activities	73,779	9,000	82,779

Effect of exchange rate changes on cash	1,319	-	1,319

Net Increase (Decrease) in Cash	(8,799)	8,988	189

Cash at Beginning of Period	8,988	-	-
Cash at End of Period	189	8,988	189

See Notes to Financial Statements

AURUM, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009 and 2008

(1)         ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2009.

On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. The sole director and stockholder of Golden is also the President and Chief Executive Officer of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

The Company has recently shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos).  Laos is known by the Company to have significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

The Company’s ability to continue operations through the remainder of 2009 and into 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)         ACCOUNTING POLICIES

The Company is development stage company and the following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

 (a)        Basis of presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

The functional and reporting currency of the Company is the U.S. dollar.

(b)        Cash Equivalents

Aurum considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(c)        Federal Income Tax

The Company accounts for income taxes pursuant to ASC Topic 740, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. Aurum at this time is not aware of any net operating losses which are expected to be realised.

(d)	Australian Tax Law

The Company is an Australian resident corporation under Australian law and accordingly is subject to Australian income tax on its non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

(e)	Loss per share

The Company calculates loss per share in accordance with ASC Topic 260, “Earnings per Share”.

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive loss per share has not been presented as there are no common stock equivalents.

(f)	Fair value of financial instruments

Financial assets for which carrying values approximate fair value include cash and receivables.  Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses.

Amounts payable to affiliate do not approximate fair value as these amounts are related party transactions.

(3)         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Company adopted this ASC for our year ended October 31, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references..

The Company adopted the amended provision of ASC 825, Financial Instruments on April 1, 2009.  This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This topic requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated. We adopted the provisions of ASC 855 effective for the quarter ended July 31, 2009. The adoption of this topic did not have a material effect on our financial position or results of operations.

(4)         AFFILIATE TRANSACTIONS

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

The payable to affiliate at October 31, 2009 in the amount of $61,779 is all due to AXIS. During the year ended October 31, 2009, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $61,779.  The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

(5)         INCOME TAXES

Aurum files its income tax returns on an accrual basis. Aurum should have carry-forward losses of approximately $89,400 as of October 31, 2009 which will expire in the year 2029. Aurum will need to file tax returns for those years having losses on which returns have not been filed to establish the tax benefits of the net operating loss carry forwards. Due to the uncertainty of the availability and future utilization of those operating loss carry-forwards, management has provided a full valuation against the related tax benefit.

(6)         STOCKHOLDERS EQUITY

In September 2008, 96,000,000 shares of common stock were issued to the Company’s founder raising $9,000.

In March 2009, the Company raised $12,000 in a registered public offering of 9,600,000 shares of common stock share pursuant to a prospectus dated January 30, 2009.

On September 29, 2009 the Company’s Board of Directors declared an 8-for-1 stock split in the form of a stock dividend that was payable in October 2009 to stockholders of record as of October 23, 2009.

The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

(7)         SUBSEQUENT EVENTS

On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Aurum is deemed a successor to Liquid.

The Company has evaluated the existence of subsequent events through January 28, 2010 and has not indentified any significant subsequent events or transactions which would require recognition or disclosure in the financial statements other than as disclosed above.