Form 10-Q
period 2010-01-31
Liquid Financial Engines, Inc.
filed 2010-03-16
CIK 1450708

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark one)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended January 31, 2010

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                       Commission File Number: 000-53861

                                   --------
                                  AURUM, INC.
             (Exact name of registrant as specified in its charter)
                                   --------

             Delaware                                     27-1728996
  (State or Other Jurisdiction                        (I.R.S. Employer
         of Incorporation)                           Identification No.)

      Level 8, 580 St Kilda Road
    Melbourne, Victoria, Australia                           3004
(Address of Principal Executive Offices)                  (Zip Code)

    Registrant's telephone number, including area code: 001 (613) 8532 2800

                                    --------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   |X| Yes   |_| No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was  required  to  submit  and  post  such  files).*   |_| Yes   |_| No

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

(Check one):    Large accelerated filer |_|        Accelerated filer |_|
         Non-accelerated filer |_|         Smaller reporting company |X|

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12-b2  of  the  Exchange  Act).    |_| Yes   |X| No

     There were 105,600,000 shares of common stock outstanding on March 15, 2010.

================================================================================

Table Of Contents

                                                                         PAGE NO
                                                                         -------

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements                                                2
Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11
Item 3     Quantitative and Qualitative Disclosure about Market Risk          12
Item 4     Controls and Procedures                                            12

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                  14
Item 1A    Risk Factors                                                       14
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        14
Item 3     Defaults Upon Senior Securities                                    14
Item 4     Other Information                                                  14
Item 5     Exhibits                                                           14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

Exh. 31.1          Certification                                              17
Exh. 31.2          Certification                                              19
Exh. 32.1          Certification                                              21
Exh. 32.2          Certification                                              22

                         PART I - FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS

Introduction  to  Interim  Financial  Statements.

     The interim financial statements included herein have been prepared by Aurum, Inc. ("Aurum" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission").
Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2010, the results of its operations for the three month periods ended January 31, 2010 and January 31, 2009 and for the cumulative period September 29, 2008 (inception) through January 31, 2010, and the changes in its cash flows for the three month periods ended January 31, 2010 and January 31, 2009 and for the cumulative period September 29, 2008 (inception) through January 31, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                  AURUM, INC.
                         (An Exploration Stage Company)
                                 Balance Sheet



                                                                        January 31,   October 31,
                                                                        -----------   -----------
                                                                               2010          2009
                                                                               ----          ----
                                                                                US$           US$
                                                                        -------------------------
                                                                        (unaudited)

ASSETS
Current Assets:
Cash                                                                        2,249           189
Advances                                                                   20,734        12,971
Prepayments                                                                10,608        14,250
                                                                        -------------------------
Total Current Assets                                                       33,591        27,410
                                                                        -------------------------

Non Current Assets:
Property & Equipment, net of accumulated depreciation of $672 and $20       7,580         2,202
                                                                        -------------------------
Total Non Current Assets                                                    7,580         2,202
                                                                        -------------------------

Total Assets                                                               41,171        29,612
                                                                        =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses                                      27,581        36,242
                                                                        -------------------------
Total Current Liabilities                                                  27,581        36,242
                                                                        -------------------------
Non Current Liabilities:
Advances payable to affiliate                                             341,588        61,779
                                                                        -------------------------
Total Non Current Liabilities                                             341,588        61,779
                                                                        -------------------------
Total Liabilities                                                         369,169        98,021
                                                                        -------------------------
Stockholders' Equity (Deficit) :
Common stock: $.0001 par value
500,000,000 shares authorised, and
105,600,000 shares issued and outstanding at
January 31, 2010 and October 31, 2009.                                     10,560        10,560
Additional Paid-in-Capital                                                 11,040        11,040
Accumulated (Deficit)                                                    (349,598)      (90,009)
                                                                        -------------------------
Total Stockholders' Equity (Deficit)                                     (327,998)      (68,409)
                                                                        -------------------------
Total Liabilities and Stockholders' Equity (Deficit)                       41,171        29,612
                                                                        =========================

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                    For the three  For the three  For the period
                                                     months ended   months ended  from inception
                                                      January 31,    January 31,   September 29,
                                                              2010          2009  2008 to January
                                                                                         31, 2010
                                                    ---------------------------------------------





Revenues                                                      US$-           US$-            US$-

Cost and expenses
Legal, Accounting & Professional                           29,058              -          53,515
Administration Expense                                    121,138          3,500         186,090
Exploration Expense                                       103,445              -         103,445
                                                 ------------------------------------------------
                                                          253,641          3,500         343,050
                                                 ------------------------------------------------

(Loss) from Operations                                   (253,641)        (3,500)       (343,050)
Foreign Currency Exchange (Loss)                           (5,957)             -          (5,957)
Other Income - Interest                                         9              -               9
                                                 ------------------------------------------------
(Loss) before Income Tax                                 (259,589)        (3,500)       (348,998)
Provision for Income Tax                                        -              -
                                                 ------------------------------------------------

Net (Loss)                                               (259,589)        (3,500)       (348,998)
                                                 ------------------------------------------------

Basic net (Loss) per Common Equivalent Shares               (0.00)         (0.00)          (0.00)
                                                 ------------------------------------------------

Weighted Number of Common Equivalent
Shares Outstanding (000's)                                105,600         96,000         102,112
                                                 ------------------------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                     Common   Additional
                                                      Stock     Paid-in  Accumulated
                                          Shares     Amount     Capital    (Deficit)     Total
                                        ---------------------------------------------------------
                                                           US$        US$         US$         US$
                                        ---------------------------------------------------------

Inception, September 29, 2008                     -          -          -          -           -

Issuance of Shares                       96,000,000      9,600          -       (600)      9,000

Net (loss)                                        -          -          -        (12)        (12)
                                        ---------------------------------------------------------

Balance, October 31, 2008                96,000,000      9,600          -       (612)      8,988

Issuance of Shares                        9,600,000        960     11,040          -      12,000

Net (loss)                                        -          -          -    (89,397)    (89,397)
                                        ---------------------------------------------------------
Balance, October 31, 2009               105,600,000     10,560     11,040    (90,009)    (68,409)

Net (loss)                                        -          -          -   (259,589)   (259,589)
                                        ---------------------------------------------------------

Balance, January 31, 2010               105,600,000     10,560     11,040   (349,598)   (327,998)
                                        ---------------------------------------------------------


See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                 For the period
                                                                                                           from
                                                                                                      inception
                                                                        Three months Three months  September 29,
                                                                               ended        ended       2008 to
                                                                         January 31,   January 31,   January 31,
                                                                                 2010         2009          2010
                                                                                  US$          US$           US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                  (259,589)      (3,500)     (348,998)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Foreign Currency                                                               5,957            -         4,638
Depreciation                                                                     652            -           672

Changes in operating assets and liabilities:
Prepayments                                                                    3,642            -       (10,608)
Advances                                                                      (7,763)           -       (20,734)
Accounts Payable and Accrued Expenses                                         (8,661)           -        27,581

                                                                        ----------------------------------------

Net Cash (used) in Operating Activities                                     (265,762)      (3,500)     (347,449)
                                                                        ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property & equipment                                                          (6,030)           -        (8,252)
                                                                        ----------------------------------------

Net Cash (used) in Investing Activities                                       (6,030)           -        (8,252)
                                                                        ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Shares                                                                 -            -        21,000
Advances Payable - Affiliate                                                 279,809            -       341,588
                                                                        ----------------------------------------

Net cash provided by Financing activities                                    279,809            -       362,588
                                                                        ----------------------------------------

Effect of exchange rate changes on cash                                       (5,957)           -        (4,638)
                                                                        ----------------------------------------

Net Increase/(Decrease) in Cash                                                2,060       (3,500)        2,249

Cash at Beginning of Period                                                      189        8,988             -
                                                                        ----------------------------------------

Cash at End of Period                                                          2,249        5,488         2,249
                                                                        ----------------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                January 31, 2010
                                  (unaudited)

(1)     ORGANIZATION AND BUSINESS

     Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Aurum as of January 31, 2010.

     On January 20, 2010, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving Liquid Financial Engines Inc. ("Liquid") and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For financial reporting purposes Aurum is deemed a successor to Liquid.

     In July 2009, Golden acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. The sole director and stockholder of Golden is also the President and Chief Executive Officer of the Company.

     The Company has recently shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). Laos is known by the Company to have significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.
     The Company's ability to continue operations through the remainder of 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting
Standards   Codification  ("ASC")  105-10,  Generally  Accepted  Accounting
Principles,  ("ASC  105-10").  ASC  105-10  establishes  the  FASB  Accounting
Standards   Codification   ("Codification")   as   the   single  source  of
authoritative   US   GAAP   recognized   by  the  FASB  to  be  applied  by
nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates ("ASU") that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for our year ended October 31, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references

     Effective November 1, 2009, the Company adopted the amended provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis. The adoption of ASC 820 has not had a material impact on the Company's financial position or results of operations

     In December 2007, the FASB amended ASC Topic 805, Business Combinations, which replaced FAS No. 141. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The provisions of ASC 805 are effective for the Company's fiscal year beginning November 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Any future acquisitions will be impacted by application of this topic.

     In December 2007, the FASB amended ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements. ASC 810 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. ASC 810 is effective for the Company's fiscal year beginning November 1, 2009. The Company does not currently have any noncontrolling interests.

     The Company adopted the amended provision of ASC 825, Financial Instruments in May, 2009. This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

(3)     AFFILIATE  TRANSACTIONS

     In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the affiliated companies other than AXIS.

     The payable to affiliate at January 31, 2010 in the amount of $341,588 is all due to AXIS. During the three months ended January 31, 2010, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $279,809. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheet.

(4)     GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Aurum as a going concern. Aurum has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern.

     In addition Aurum is reliant on loans and advances from corporations affiliated with the President of Aurum. Based on discussions with these affiliate companies, Aurum believes this source of funding will continue to be available. Other than the arrangements noted above, Aurum has not confirmed any other arrangement for ongoing funding. As a result Aurum may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

The accumulated deficit of the Company from inception (September 2008) through January 31, 2010 amounted to $349,598.

(5)     INCOME  TAXES

     Aurum  plans  to  file  its  income  tax  returns  on  an  accrual  basis.

     Effective January 1, 2009, the Company implemented the new accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

     The Company is required to file tax returns in the United States. The Company should have available net operating losses carry forward aggregating approximately US$89,400 as of October 31, 2009 which would expire in 2029. The Company will need to file its income tax returns for the applicable years for which income tax returns are not filed to establish the tax benefits of such losses.

(6)     STOCKHOLDERS  EQUITY

     On September 29, 2009 the Company's Board of Directors declared an 8-for-1 stock split in the form of a stock dividend that was payable in October 2009 to stockholders of record as of October 23, 2009. The Company has accounted for this bonus issue as a stock split and accordingly, all share and per share data has been retroactively restated.

     In September 2008, 96,000,000 shares of common stock were issued to the Company's founder raising $9,000.

     In March 2009, the Company raised $12,000 in a registered public offering of 9,600,000 shares of common stock share pursuant to a prospectus dated January 30, 2009.

(7)     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, advances, accounts payable and accrued expenses. The carrying amounts of cash and advances approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses. Amounts payable to affiliate do not approximate fair value as these amounts are related party transactions with no defined payment terms.

(8)     EXPLORATION STAGE COMPANY

     As a result the Company's recent focus on mineral exploration, it is considered an exploration stage company. The FASB requires such companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations. Since inception, the Company has incurred an operating loss of $348,998. The Company's working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(9)     NET LOSS PER SHARE

     The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of January 31, 2010 and 2009.

(10)     CASH

     The Company maintains cash deposits with financial institutions in Australia. Cash deposits maintained in Australia are translated into US dollars at the period end exchange rate with the related adjustment recognized in operations.

(11)     SUBSEQUENT  EVENTS

     The Company has evaluated the existence of subsequent events through March 15, 2009 and has not indentified any significant subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Overview

     Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing August 2009, the
Company decided to focus on various business opportunities in the energy and mining fields. The Company's planned operations have not commenced and is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., with Aurum being the surviving entity.

      The Company has recently shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). Laos is known by the Company to have significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

     We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008) we have incurred accumulated losses of $348,998 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2010 vs. Three Months Ended January 31, 2009.

     Costs and expenses increased from $3,500 in the three months ended January 31, 2009 to $253,641 in the three months ended January 31, 2010.

     Other income increased from $nil for the three months ended January 31, 2009 to $9 for the three months ended January 31, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

a) an increase in legal, accounting and professional expense from $nil for the three months ended January 31, 2009 to $29,058 for the three months ended January 31, 2010, primarily as a result of legal costs associated with the Company's SEC compliance obligations and accounting fees.

b) an increase in administrative costs including salaries from $3,500 in the three months ended January 31, 2009 to $121,138 in the three months ended January 31, 2010, primarily as a result of an increase in the cost of donations to the typhoon victims in Southern Laos, services provided by AXIS in accordance with the service agreement and costs of filing documents with the SEC.

c) an increase in the exploration expense from $nil for the three months ended January 31, 2009 to $103,445 for the three months ended January 31, 2010. The costs primarily relate to consultants providing preliminary reviews and advice.

     As a result of the foregoing, the loss from operations increased from $3,500 for the three months ended January 31, 2009 to $253,641 for the three months ended January 31, 2010.

     The Company recorded a foreign currency exchange loss of $5,957 for the three months ended January 31, 2010 compared to a foreign currency exchange loss of $nil for the three months ended January 31, 2009, primarily due to revaluation of amounts payable to affiliates.

     The net loss was $259,589 for the three months ended January 31, 2010 compared to a net loss of $3,500 for the three months ended January 31, 2009.

Liquidity and Capital Resources

     For the three months ended January 31, 2010, net cash used in operating activities was $265,762 consisting mainly of the net loss from operations; net cash used in investing activities was $6,030 being the cost of additional equipment; net cash provided by financing activities being advances from affiliates.

     The Company's ability to continue operations through 2010 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

     The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum, Inc. as a going concern. However, Aurum, Inc. has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.


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

     At  January  31,  2010,  the  Company  had  no outstanding loan facilities.

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

c)     Other

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Not Applicable

Item 1A.     Risk Factors.

Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.     Defaults Upon Senior Securities.

Not Applicable

Item 4.     Other Information.

Not Applicable

Item 5.     Exhibits.


(a) Exhibit No.    Description
    ----------     -----------

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

                                          Aurum, Inc.

                                          By:

                                              /s/ Joseph I. Gutnick
                                              ---------------------
                                              Joseph I. Gutnick
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

                                        By:
                                              /s/ Craig Michael
                                              -----------------
                                              Craig Michael
                                              Director and Executive General
                                              Manager


                                        By:
                                              /s/ Peter Lee
                                              -------------
                                              Peter Lee
                                              Secretary and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Dated March 16, 2010

                                 EXHIBIT INDEX

Exhibit No.    Description
----------     -----------

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