Form 10-Q
period 2010-04-30
Aurum, Inc.
filed 2010-06-03
CIK 1450708

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------


(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the Quarterly Period Ended April 30, 2010
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
                       Commission File Number: 000-53861
                                  -----------
                                  AURUM, INC.
             (Exact name of registrant as specified in its charter)
                                  -----------

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

                                  -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  [x ]  Yes   [  ]  No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was  required  to  submit  and  post  such  files).*  [  ]  Yes   [  ]  No

     * The registrant has not yet been phased into the interactive data requirements

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

(Check one):    Large accelerated filer [  ]   Accelerated filer [  ]
             Non-accelerated filer [  ]     Smaller reporting company [x ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12-b2 of the Exchange Act).    [ ] Yes   [x ]  No

     There  were 105,600,000 shares of common stock outstanding on June 2, 2010.

================================================================================

Table Of Contents

                                                                                            PAGE NO
                                                                                            -------

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                                               2
Item 2         Management?s Discussion and Analysis of Financial Condition and
                Results of Operations                                                            11
Item 3         Quantitative and Qualitative Disclosure about Market Risk                         12
Item 4         Controls and Procedures                                                           12

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                                 14
Item 1A        Risk Factors                                                                      14
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                       14
Item 3         Defaults Upon Senior Securities                                                   14
Item 4         Removed and Reserved                                                              14
Item 5         Exhibits                                                                          14


SIGNATURES                                                                                       15

EXHIBIT INDEX                                                                                    16

Exh. 31.1           Certification                                                                17
Exh. 31.2           Certification                                                                19
Exh. 32.1           Certification                                                                21
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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2010, the results of its operations for the three and six month periods ended April 30, 2010 and April 30, 2009 and for the cumulative period September 29, 2008 (inception) through April 30, 2010, and the changes in its cash flows for the six month periods ended April 30, 2010 and April 30, 2009 and for the cumulative period September 29, 2008 (inception) through April 30, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                  AURUM, INC.
                         (An Exploration Stage Company)
                                 Balance Sheet

                                                                              April 30,     October 31,
                                                                                   2010           2009
                                                                                    US$            US$
                                                                            (unaudited)
                                                                        ------------------------------

ASSETS

Current Assets:
Cash                                                                            61,326            189
Advances                                                                             -         12,971
Prepayments                                                                     11,003         14,250
                                                                        ------------------------------
Total Current Assets                                                            72,329         27,410
                                                                        ------------------------------

Non Current Assets:
Property & Equipment, net of accumulated depreciation of $1,985 and $20          8,902          2,202
                                                                        ------------------------------
Total Non Current Assets                                                         8,902          2,202
                                                                        ------------------------------

Total Assets                                                                    81,231         29,612
                                                                        ------------------------------

LIABILITIES AND STOCKHOLDERS? EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses                                            2,363         36,242
                                                                        ------------------------------
Total Current Liabilities                                                        2,363         36,242
                                                                        ------------------------------

Non Current Liabilities:
Advances payable to affiliate                                                  599,340         61,779
                                                                        ------------------------------
Total Non Current Liabilities                                                  599,340         61,779
                                                                        ------------------------------

Total Liabilities                                                              601,703         98,021
                                                                        ------------------------------

Stockholders? Equity (Deficit) :
Common stock: $.0001 par value
500,000,000 shares authorised, and
105,600,000 shares issued and outstanding at
April 30, 2010 and October 31, 2009.                                            10,560         10,560
Additional Paid-in-Capital                                                      11,040         11,040
Accumulated (Deficit)                                                         (542,072)       (90,009)
                                                                        ------------------------------
Total Stockholders? Equity (Deficit)                                          (520,472)       (68,409)
                                                                        ------------------------------

Total Liabilities and Stockholders? Equity (Deficit)                            81,231         29,612
                                                                        ------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                              For the
                                         For the     For the                              period from
                                           three       three                                inception
                                          months      months    For the six  For the six    September
                                           ended       ended         months       months  29, 2008 to
                                       April 30,   April 30,    ended April  ended April    April 30,
                                            2010        2009       30, 2010     30, 2009         2010
                                             US$         US$            US$          US$          US$
                                     ----------------------------------------------------------------

Revenues

Cost and expenses
Legal, Accounting & Professional           7,443           -        36,501            -       60,958
Administration Expense                    27,507       9,760       148,645       13,260      213,597
Exploration Expense                      152,855           -       256,300            -      256,300
Interest Expense                              13           -            13            -           13
                                     ----------------------------------------------------------------
                                         187,818       9,760       441,459       13,260      530,868
                                     ----------------------------------------------------------------

(Loss) from Operations                  (187,818)     (9,760)     (441,459)     (13,260)    (530,868)
Foreign Currency Exchange (Loss)          (4,656)          -       (10,613)           -      (10,613)
Other Income - Interest                        -           -             9            -            9
                                     ----------------------------------------------------------------
(Loss) before Income Tax                (192,474)     (9,760)     (452,063)     (13,260)    (541,472)
Provision for Income Tax                       -           -             -            -            -
                                     ----------------------------------------------------------------

Net (Loss)                              (192,474)     (9,760)     (452,063)     (13,260)    (541,472)
                                     ----------------------------------------------------------------

Basic net (Loss) per Common
 Equivalent Shares                         (0.00)      (0.00)        (0.00)       (0.00)       (0.01)
                                     ----------------------------------------------------------------

Weighted Number of Common Equivalent
Shares Outstanding (000?s)               105,600      99,883       105,600       97,909      102,649
                                     ----------------------------------------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                      Common  Additional
                                                       Stock     Paid-in   Accumulated
                                          Shares      Amount     Capital      (Deficit)       Total
                                                         US$         US$            US$         US$
                                     --------------------------------------------------------------

Inception, September 29, 2008                  -           -           -             -           -

Issuance of Shares                    96,000,000       9,600           -          (600)      9,000

Net (loss)                                     -           -           -           (12)        (12)
                                     --------------------------------------------------------------

Balance, October 31, 2008             96,000,000       9,600           -          (612)      8,988

Issuance of Shares                     9,600,000         960      11,040             -      12,000

Net (loss)                                     -           -           -       (89,397)    (89,397)
                                     --------------------------------------------------------------
Balance, October 31, 2009            105,600,000      10,560      11,040       (90,009)    (68,409)

Net (loss)                                     -           -           -      (452,063)   (452,063)
                                     --------------------------------------------------------------

Balance, April 30, 2010              105,600,000      10,560      11,040      (542,072)   (520,472)
                                     --------------------------------------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                             For the
                                                                                                         period from
                                                                                                           inception
                                                                           Six months    Six months        September
                                                                          ended April   ended April      29, 2008 to
                                                                             30, 2010      30, 2009   April 30, 2010
                                                                                  US$           US$              US$
                                                                        --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                  (452,063)      (13,260)        (541,472)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Foreign Currency                                                               1,413             -               94
Depreciation                                                                   1,965             -            1,985

Changes in operating assets and liabilities:
Prepayments                                                                    3,247             -          (11,003)
Advances Payable - Affiliate                                                  12,971             -                -
Accounts Payable and Accrued Expenses                                        (33,879)            -            2,363

                                                                        --------------------------------------------

Net Cash (used) in Operating Activities                                     (457,146)      (13,260)        (538,833)
                                                                        --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property & equipment                                                          (8,665)            -          (10,887)
                                                                        --------------------------------------------

Net Cash (used) in Investing Activities                                       (8,665)            -          (10,887)
                                                                        --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Shares                                                                 -        12,000           21,000
Advances Payable - Affiliate                                                 537,561             -          599,340
                                                                        --------------------------------------------

Net Cash provided by Financing Activities                                    537,561        12,000          620,340
                                                                        --------------------------------------------

Effect of exchange rate changes on cash                                       (1,413)                           (94)
                                                                        --------------------------------------------

Net Increase/(Decrease) in Cash                                               61,137        12,000           61,326

Cash at Beginning of Period                                                      189         8,988                -
                                                                        --------------------------------------------

Cash at End of Period                                                         61,326         7,728           61,326
                                                                        --------------------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                 April 30, 2010
                                  (unaudited)

(1)     ORGANIZATION AND BUSINESS

     Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008 under the name Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Aurum as of April 30, 2010.

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


(2)     RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

     The payable to affiliate at April 30, 2010 in the amount of $599,340 is all due to AXIS. During the six months ended April 30, 2010, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $537,561. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheet.


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

The accumulated deficit of the Company from inception (September 2008) through April 30, 2010 amounted to $542,072.


(5)     INCOME  TAXES

     Aurum  files  its  income  tax  returns  on  an  accrual  basis.

The Company implemented the new accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States. The Company has available net operating losses carry forward aggregating approximately US$200,000 which would expire in 2030.


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

(7)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, and accounts payable and accrued expenses. The carrying amounts of cash and advances approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses. An estimate of the fair value of amounts payable to affiliate can not be provided as these amounts are related party transactions with no defined payment terms.


(8)     EXPLORATION STAGE COMPANY

As a result the Company's recent focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations. Since inception, the Company has incurred an operating loss of $541,472. The Company's working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.


(9)     NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of April 30, 2010.


(10)     CASH

The Company maintains cash deposits with financial institutions in Australia. Cash deposits maintained in Australia are translated into US dollars at the period end exchange rate with the related adjustment recognized in operations.


(11)     SUBSEQUENT  EVENTS

     The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

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

      We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008) we have incurred accumulated losses of $541,472 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009.

     Costs and expenses increased from $9,760 in the three months ended April 30, 2009 to $187,818 in the three months ended April 30, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

a) an increase in legal, accounting and professional expense from $nil for the three months ended April 30, 2009 to $7,443 for the three months ended April 30, 2010, primarily as a result of audit fees and stock transfer costs.

b) an increase in administrative costs including salaries from $9,760 in the three months ended April 30, 2009 to $27,507 in the three months ended
     April 30, 2010, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement and costs of filing documents with the SEC.

c) an increase in the exploration expense from $nil for the three months ended April 30, 2009 to $152,855 for the three months ended April 30, 2010. The costs primarily relate to consultants providing preliminary reviews and advice on exploration targets in Laos. Aurum commenced exploration activities in Laos in September 2009 for the first time and therefore there is no comparable expenditure in the previous corresponding three months.

d) An increase in interest expense from $nil in the three months ended April 30, 2009 to $13 in the three months ended April 30, 2010.

     As a result of the foregoing, the loss from operations increased from $9,760 for the three months ended April 30, 2009 to $187,818 for the three months ended April 30, 2010.

     The Company recorded a foreign currency exchange loss of $4,656 for the three months ended April 30, 2010 compared to a foreign currency exchange loss of $nil for the three months ended April 30, 2009, primarily due to revaluation of amounts payable to affiliates.

     The net loss was $192,474 for the three months ended April 30, 2010 compared to a net loss of $9,760 for the three months ended April 30, 2009.

Six Months Ended April 30, 2010 vs. Six Months Ended April 30, 2009.

     Costs and expenses increased from $13,260 in the six months ended April 30, 2009 to $441,459 in the six months ended April 30, 2010.

Other income increased from $nil for the six months ended April 30, 2009 to $9 for the six months ended April 30, 2010.

     The  increase  in  costs  and  expenses  is  a  net  result  of:

a) an increase in legal, accounting and professional expense from $nil for the six months ended April 30, 2009 to $36,501 for the six months ended April 30, 2010, primarily as a result of general legal work, audit and stock transfer costs.

b) an increase in administrative costs including salaries from $13,260 in the six months ended April 30, 2009 to $148,645 in the six months ended April 30, 2010, primarily as a result of donations to the typhoon victims in Southern Laos that the Company made in the six months ended April 30, 2010, and increases in services provided by AXIS in accordance with the service agreement and costs of filing documents with the SEC during this period.

c) an increase in the exploration expense from $nil for the six months ended April 30, 2009 to $256,300 for the six months ended April 30, 2010. The costs primarily relate to consultants providing preliminary reviews and advice on exploration targets in Laos. Aurum commenced exploration activities in Laos in September 2009 for the first time and therefore there is no comparable expenditure in the previous corresponding six months.

d) An increase in interest expense from $nil in the six months ended April 30, 2009 to $13 in the six months ended April 30, 2010.

     As a result of the foregoing, the loss from operations increased from $13,260 for the six months ended April 30, 2009 to $441,459 for the six months ended April 30, 2010.

     The Company recorded a foreign currency exchange loss of $10,613 for the six months ended April 30, 2010 compared to a foreign currency exchange loss of $nil for the six months ended April 30, 2009, primarily due to revaluation of amounts payable to affiliates.

     The net loss was $452,063 for the six months ended April 30, 2010 compared to a net loss of $13,260 for the six months ended April 30, 2009.

Liquidity and Capital Resources

     For the six months ended April 30, 2010, net cash used in operating activities was $457,146 consisting mainly of the net loss from operations; net cash used in investing activities was $8,665 being the cost of additional equipment; net cash provided by financing activities was $537,561 being advances from affiliates.

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

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

     Certain information contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-Q contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of commodity prices and movements in foreign exchange rates. Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     At April 30, 2010, the Company had no outstanding loan facilities that were interest bearing.

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

c)     Other

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Not Applicable

Item 1A.     Risk Factors.

Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.     Defaults Upon Senior Securities.

Not Applicable

Item 4.     Removed and Reserved.

Not Applicable

Item 5.     Exhibits.

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

          Aurum, Inc.

          By:



                                        /s/ Joseph I. Gutnick
                                        __________________

                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

          By:
                                        /s/ Craig Michael
                                        __________________

                                        Craig Michael
                                        Director and Executive General Manager


          By:
                                        /s/ Peter Lee
                                        __________________
                                        Peter Lee
                                        Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        Dated June 2, 2010

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