Form 10-Q
period 2010-07-31
Aurum, Inc.
filed 2010-09-15
CIK 1450708

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

      For the Quarterly Period Ended July 31, 2010

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                       Commission File Number: 000-53861

                                    -------
                                  AURUM, INC.
             (Exact name of registrant as specified in its charter)
                                    -------

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

                                    -------

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

     There were 105,600,000 shares of common stock outstanding on September 13, 2010.

================================================================================

Table Of Contents



                                                                                       PAGE NO
                                                                                       -------
PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                                        2
Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      10
Item 3         Quantitative and Qualitative Disclosure about Market Risk                  12
Item 4         Controls and Procedures                                                    12

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                          13
Item 1A        Risk Factors                                                               13
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                13
Item 3         Defaults Upon Senior Securities                                            13
Item 4         Removed and Reserved                                                       13
Item 5         Exhibits                                                                   13


SIGNATURES                                                                                14

EXHIBIT INDEX                                                                             15

Exh. 31.1      Certification                                                              16
Exh. 31.2      Certification                                                              18
Exh. 32.1      Certification                                                              20
Exh. 32.2      Certification                                                              21


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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2010, the results of its operations for the three and nine month periods ended July 31, 2010 and July 31, 2009 and for the cumulative period September 29, 2008 (inception) through July 31, 2010, and the changes in its cash flows for the nine month periods ended July 31, 2010 and July 31, 2009 and for the cumulative period September 29, 2008 (inception) through July 31, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                                                              July 31,   October 31,
                                                                                  2010          2009
                                                                                   US$           US$
                                                                           (unaudited)
                                                                           -------------------------
ASSETS

Current Assets:
Cash                                                                            13,287           189
Advances - Affiliate                                                                 -        12,971
Prepayments                                                                      6,253        14,250
                                                                           -------------------------
Total Current Assets                                                            19,540        27,410
                                                                           -------------------------

Non Current Assets:
Property & Equipment, net of accumulated depreciation of $3,428 and $20          9,021         2,202
                                                                           -------------------------
Total Non Current Assets                                                         9,021         2,202
                                                                           -------------------------

Total Assets                                                                    28,561        29,612
                                                                           -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses                                           12,450        36,242
                                                                           -------------------------
Total Current Liabilities                                                       12,450        36,242
                                                                           -------------------------

Non Current Liabilities:
Advances payable to affiliate                                                  753,503        61,779
                                                                           -------------------------
Total Non Current Liabilities                                                  753,503        61,779
                                                                           -------------------------

Total Liabilities                                                              765,953        98,021
                                                                           -------------------------

Stockholders' Equity (Deficit) :
Common stock: $.0001 par value
500,000,000 shares authorised, and
105,600,000 shares issued and outstanding at
July 31, 2010 and October 31, 2009.                                             10,560        10,560
Additional Paid-in-Capital                                                      11,040        11,040
Accumulated (Deficit)                                                         (758,992)      (90,009)
                                                                           -------------------------
Total Stockholders' Equity (Deficit)                                          (737,392)      (68,409)
                                                                           -------------------------

Total Liabilities and Stockholders' Equity (Deficit)                            28,561        29,612
                                                                           -------------------------

See Notes to Financial Statements

                                                 AURUM, INC.
                                        (An Exploration Stage Company)
                                           Statements of Operations
                                                 (Unaudited)

                                                                                                For the
                                                For the                For the   For the    period from
                                                  three     For the       nine      nine      inception
                                                 months       three     months    months      September
                                                  ended      months      ended     ended    29, 2008 to
                                               July 31,  ended July   July 31,   July 31,      July 31,
                                                   2010    31, 2009       2010      2009           2010
                                                    US$         US$        US$       US$            US$
                                               --------------------------------------------------------
Revenues                                            $-         $-          $-         $-            $-

Cost and expenses
Legal, Accounting & Professional                  26,224           -      62,726          -      87,182
Administration Expense                            15,109       7,497     163,754     20,757     228,706
Exploration Expense                              185,082           -     441,381          -     441,382
Interest Expense                                       -           -          13          -          13
                                                -------------------------------------------------------
                                                 226,415       7,497     667,874     20,757     757,283
                                                -------------------------------------------------------

(Loss) from Operations                          (226,415)     (7,497)   (667,874)   (20,757)   (757,283)
Foreign Currency Exchange (Loss)                   9,495           -      (1,118)         -      (1,118)
Other Income - Interest                                -           -           9          -           9
                                                -------------------------------------------------------
(Loss) before Income Tax                        (216,920)     (7,497)   (668,983)   (20,757)   (758,392)
Provision for Income Tax                               -           -           -          -           -
                                                -------------------------------------------------------
Net (Loss)                                      (216,920)     (7,497)   (668,983)   (20,757)   (758,392)
                                                -------------------------------------------------------

Basic net (Loss) per Common Equivalent Shares      (0.00)      (0.00)      (0.01)     (0.00)      (0.01)
                                                -------------------------------------------------------

Weighted Number of Common Equivalent
Shares Outstanding (000's)                       105,600     105,600     105,600    100,501     103,053
                                                -------------------------------------------------------

See Notes to Financial Statements

                                           AURUM, INC.
                                  (An Exploration Stage Company)
                           Statements of Stockholders' Equity (Deficit)
                                           (Unaudited)



                                                  Common     Additional
                                                   Stock        Paid-in    Accumulated
                                     Shares       Amount        Capital      (Deficit)        Total
                                                     US$            US$            US$          US$
                                -------------------------------------------------------------------
Inception, September 29, 2008             -            -            -               -             -

Issuance of Shares               96,000,000        9,600            -            (600)        9,000

Net (loss)                                -            -            -             (12)          (12)
                                -------------------------------------------------------------------

Balance, October 31, 2008        96,000,000        9,600            -            (612)        8,988

Issuance of Shares                9,600,000          960       11,040               -        12,000

Net (loss)                                -            -            -         (89,397)      (89,397)
                                -------------------------------------------------------------------

Balance, October 31, 2009       105,600,000       10,560       11,040         (90,009)      (68,409)

Net (loss)                                -            -            -        (668,983)     (668,983)
                                -------------------------------------------------------------------

Balance, July 31, 2010          105,600,000       10,560       11,040        (758,992)     (737,392)
                                -------------------------------------------------------------------

See Notes to Financial Statements

                                                AURUM, INC.
                                       (An Exploration Stage Company)
                                          Statements of Cash Flows
                                                (Unaudited)


                                                                                                For the
                                                                                            period from
                                                                    Nine          Nine        inception
                                                                  months        months        September
                                                              ended July    ended July      29, 2008 to
                                                                31, 2010      31, 2009    July 31, 2010
                                                                     US$           US$              US$
                                                              -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                      (668,983)      (20,757)        (758,392)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Foreign Currency                                                     364             -             (955)
Depreciation                                                       3,408             -            3,428

Changes in operating assets and liabilities:
Prepayments                                                        7,997             -           (6,253)
Advances - Affiliate                                              12,971             -                -
Accounts Payable and Accrued Expenses                            (23,792)            -           12,450
                                                              -----------------------------------------

Net Cash (used) in Operating Activities                         (668,035)      (20,757)        (749,722)
                                                              -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property & equipment                                             (10,227)            -          (12,449)
                                                              -----------------------------------------

Net Cash (used) in Investing Activities                          (10,227)            -          (12,449)
                                                              -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Shares                                                     -        12,000           21,000
Advances Payable - Affiliate                                     691,724             -          753,503
                                                              -----------------------------------------

Net Cash provided by Financing Activities                        691,724        12,000          774,503
                                                              -----------------------------------------

Effect of exchange rate changes on cash                             (364)            -              955
                                                              -----------------------------------------

Net Increase/(Decrease) in Cash                                   13,098        (8,757)          13,287

Cash at Beginning of Period                                          189         8,988                -
                                                              -----------------------------------------

Cash at End of Period                                             13,287           231           13,287
                                                              -----------------------------------------

See Notes to Financial Statements

                                  AURUM, INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                 July 31, 2010
                                  (unaudited)

(1)   ORGANIZATION AND BUSINESS

     Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008 under the name Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Aurum as of July 31, 2010.

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


(2)   RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

     The payable to affiliate at July 31, 2010 in the amount of $753,503 is all due to AXIS. During the nine months ended July 31, 2010, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $691,724. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months Axis has agreed not to call this loan within the next year and accordingly, the Company has decided to classify the amounts payable as non current in the accompanying balance sheet.


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

     The accumulated deficit of the Company from inception (September 2008) through July 31, 2010 amounted to $758,992.


(5)   INCOME TAXES

     Aurum  files  its  income  tax  returns  on  an  accrual  basis.

     The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board
(FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

     The Company is required to file tax returns in the United States. The Company has available net operating losses carry forward aggregating approximately US$235,000 which would expire in 2030.

     The Company's tax returns for all years since 2008 remain open to examination by the respective tax authorities. There are currently no tax examinations in progress.

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


(8)   EXPLORATION STAGE COMPANY

     As a result the Company's recent focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations. Since inception, the Company has incurred an operating loss of $758,392. The Company's working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.


(9)   NET LOSS PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of July 31, 2010.


(10)   CASH

     The Company maintains cash deposits with financial institutions in Australia and in Laos. Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in operations.


(11)   SUBSEQUENT EVENTS

     The Company has evaluated significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008) we have incurred accumulated losses of $758,392 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2010 vs. Three Months Ended July 31, 2009.

     Costs and expenses increased from $7,497 in the three months ended July 31, 2009 to $226,415 in the three months ended July 31, 2010.

     The increase in costs and expenses is a net result of:

  a) an increase in legal, accounting and professional expense from $nil for the three months ended July 31, 2009 to $26,224 for the three months ended July 31, 2010, primarily as a result of audit fees and stock transfer costs.

  b) an increase in administrative costs including salaries from $7,497 in the three months ended July 31, 2009 to $15,109 in the three months ended July 31, 2010, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement and costs of filing documents with the SEC.

  c) an increase in the exploration expense from $nil for the three months ended July 31, 2009 to $185,082 for the three months ended July 31, 2010. The costs primarily relate to consultants providing preliminary reviews and advice on exploration targets in Laos. Aurum commenced exploration activities in Laos in September 2009 for the first time and therefore there is no comparable expenditure in the previous corresponding three months.

     As a result of the foregoing, the loss from operations increased from $7,497 for the three months ended July 31, 2009 to $226,415 for the three months ended July 31, 2010.

     The Company recorded a foreign currency exchange gain of $9,495 for the three months ended July 31, 2010 compared to a foreign currency exchange gain of $nil for the three months ended July 31, 2009, primarily due to revaluation of amounts payable to affiliates.

     The net loss was $216,920 for the three months ended July 31, 2010 compared to a net loss of $7,497 for the three months ended July 31, 2009.

Nine Months Ended July 31, 2010 vs. Nine Months Ended July 31, 2009.

     Costs and expenses increased from $20,757 in the nine months ended July 31, 2009 to $667,874 in the nine months ended July 31, 2010.

     Other income increased from $nil for the nine months ended July 31, 2009 to $9 for the nine months ended July 31, 2010.

     The increase in costs and expenses is a net result of:

  a) an increase in legal, accounting and professional expense from $nil for the nine months ended July 31, 2009 to $62,726 for the nine months ended July 31, 2010, primarily as a result of general legal work, audit and stock transfer costs.

  b) an increase in administrative costs including salaries from $20,757 in the nine months ended July 31, 2009 to $163,754 in the nine months ended July 31, 2010, primarily as a result of donations to the typhoon victims in Southern Laos that the Company made in the nine months ended July 31, 2010, and increases in services provided by AXIS in accordance with the service agreement and costs of filing documents with the SEC during this period.

  c) an increase in the exploration expense from $nil for the nine months ended July 31, 2009 to $441,381 for the nine months ended July 31, 2010. The costs primarily relate to consultants providing preliminary reviews and advice on exploration targets in Laos. Aurum commenced exploration activities in Laos in September 2009 for the first time and therefore there is no comparable expenditure in the previous corresponding nine months.

  d) An increase in interest expense from $nil in the nine months ended July 31, 2009 to $13 in the nine months ended July 31, 2010.

     As a result of the foregoing, the loss from operations increased from $20,757 for the nine months ended July 31, 2009 to $667,874 for the nine months ended July 31, 2010.

     The Company recorded a foreign currency exchange loss of $1,118 for the nine months ended July 31, 2010 compared to a foreign currency exchange loss of $nil for the nine months ended July 31, 2009, primarily due to revaluation of amounts payable to affiliates.

     The net loss was $668,983 for the nine months ended July 31, 2010 compared to a net loss of $20,757 for the nine months ended July 31, 2009.

Liquidity and Capital  Resources

     For the nine months ended July 31, 2010, net cash used in operating activities was $668,035 consisting mainly of the net loss from operations; net cash used in investing activities was $10,227 being the cost of additional equipment; net cash provided by financing activities was $691,724 being advances from affiliates.

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

At July 31, 2010, the Company had no outstanding loan facilities that were interest bearing.

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

  c) Other

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

                    Aurum, Inc.

                    By:

                                           /s/ Joseph I. Gutnick
                                          -----------------------
                                          Joseph I. Gutnick
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                    By:

                                           /s/ Craig Michael
                                          -----------------------
                                          Craig Michael
                                          Director and Executive General Manager




                    By:

                                           /s/ Peter Lee
                                          -----------------------
                                          Peter Lee
                                          Secretary and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


          Dated September 13, 2010

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