Form 10-K
period 2010-10-31
Aurum, Inc.
filed 2011-01-27
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: October 31, 2010
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

N/A
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).*The registrant has not yet been phased into the interactive data requirements.

☒	Yes	☐	No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$4,400,000 as at April 30, 2010.

There were 105,600,000 outstanding shares of Common Stock as of January 26, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable
_____________________

i

PART I

Item 1.             Business

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

In July 2009, Golden Target Pty Ltd., an Australian corporation (“Golden”), acquired a 96% interest in Liquid from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. Commencing in September 2009, the Company shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). Laos is known by the Company to have significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

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

In 2009, the Company shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos).  Based upon publicly available information, the Company believes that Laos has significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

The Company has finished an intensive project generation period which generated multiple targets across highly prospective areas in Laos. The project areas have been ranked and negotiations have begun to secure title through either joint venture arrangements with current title holders or direct applications through the Laos government.

On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines, Inc. (“Liquid”) and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s reporting status with the Securities and Exchange Commission, Aurum is deemed a successor to Liquid.

Recent Developments

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession.

Laos

Aurum is primarily engaged in mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos).

Based upon publicly available information and the experience of company personnel, the Company believes that Laos has significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities. Laos has a long history of artisanal mining for gold and copper and numerous occurrences of these commodities have been recorded throughout the country. Only recently has Laos initiated a unified national geological and mineral resource knowledge database. The Laos government now sees the development of this knowledge combined with foreign investment into mineral exploration and development as integral to the future economy of Laos.

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

Craig Michael, a Director and Executive General Manager of Aurum, was formerly based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R., which is not associated with the Company. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits.

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

Aurum has a registered representative office and an experienced mineral exploration team based in the capital city Vientianne. Exploration activities officially began in September 2009 and the Company has quickly rationalised target mineralisation styles for project generation and defined appropriate regions in which to stake mineral claims. The current exploration strategy is to target gold deposits which are ideally greater than 1 million ounces of gold, and copper deposits greater than 800,000 tonnes of contained copper. The following mineralisation styles have been targeted as the most prospective in Laos:

•	Sediment Hosted gold, Carlin Style gold, i.e. Sepon Mine, Laos.
•	Epithermal gold, i.e. Chatree Mine, Thailand.
•	Granite Related, Hydrothermal/Mesothermal gold, i.e. Lak Sao area, Laos.
•	Skarn copper/gold, i.e. Phu Kham Mine, Laos.

•	Supergene Exotic copper, i.e. Sepon Mine, Laos.
•	Porphyry gold/copper/molybdenum, i.e. Sepon Mine, Laos.

Century Concession

In January, 2011 the Company announced that it has entered into an agreement with Argonaut Resources NL, an Australian listed corporation (“Argonaut”), to earn a 51% interest in Argonaut's 70% held Century Concession (“Century”) in western Laos.

Argonaut, through a wholly owned subsidiary, holds a 70% interest in Argonaut Resources (Laos) Co. Ltd. (“ARL”) which holds a 100% interest in the 223 square kilometer (55,105 acres) Century concession in Laos.

Under the terms of the agreement, Aurum will be appointed the manager of the Century Thrust Joint Venture Agreement (“JVA”) which currently exists between Argonaut and two other parties, and will have the right to earn a 51% beneficial interest in the Century concession.   In order to acquire this interest, Aurum must spend US$6.5 million on exploration within five years.  The five year period includes an initial one year assessment period. Aurum is also in negotiations for the purchase of the 30% interest in the concession not held by Argonaut which is held by the two other parties. The agreement between Aurum and Argonaut is subject to the completion of a condition subsequent.

Century is located approximately 150 km north west of the capital city Vientiane on the highly prospective Loei-Luang Prabang fold belt, a prominent, regionally mineralized belt, which stretches from Thailand in the south, to Laos in the north (See Figure 1).

CHINA
MYANMAR
VIETNAM
Hanoi
LAOS
AUSTRALIA
Gulf of Tokin
Ban Houayxai
PanAust
1.55 Mozs Au
11.02 Mozs Ag
Phu Kham
PanAust
1.53 Mozs Au
1.26 Mt Cu
CENTURY BLOCK
Vientiane
TRUONGSON BELT
LOEI - LUANGPRABANG FOLD BELT
Puthep
PanAust
0.47 Mozs Au
0.85 Mt Cu
LAOS
Chatree
Kingsgate
4.50 Mozs Au
31.60 Mozs Ag
Sepon
MMG
4.10 Mozs Au
1.90 Mt Cu
17.20 Mozs Ag
Bong Mieu
Olympus
0.82 Mozs Au
THAILAND
Phuc Son
Olympus
1.55 Mozs Au
Bangkok
CAMBODIA
0 100 200
kilometers
Acid igneous rocks
palaeozoic - Mesozoic
Volcanosedimentary belt
volcanic arcs
Gulf of Thailand
AURUM
CENTURY CONCESSION
LOCATION
Figure 1

Century is an advanced stage exploration project with four priority areas ‘drill-ready’ for early resource definition drilling. Numerous extremely encouraging high grade gold intersections, which have been previously reported1, are ready for immediate follow up. A valuable, high quality geological database has been collected from multiple previous exploration programs involving soil sampling, pan concentrate sampling, stream sediment sampling, rock-chip sampling, topographic surveying, geological mapping, trenching, and drilling. The four priority prospects will be the focus of the upcoming drilling program in Aurum’s first field season. Aurum has planned an aggressive drilling program for the current dry season which will focus on defining the potential gold resources surrounding the numerous gold intercepts previously discovered1. The projects all benefit from pre-existing infrastructure including access tracks, drill pads and exploration camps which greatly reduce the cost and time involved with beginning Aurum’s planned exploration program.

Recognition of the potential size of the resource endowment contained in the Loei-Luang Prabang belt is growing due to the recent history of major discoveries and mining developments.  On the Thailand side of the belt several prominent and highly profitable mining operations and feasibility stage projects are currently underway, including Kingsgate Consolidated's Ltd expanding Chatree gold mine (~5Moz’s Au) and PanAust Ltd’s Puthep Cu-Au deposit (0.9Mt Cu, 0.5Moz’s Au) (See Figure 1).   On the  Laos side, PanAust Ltd has two active mining operations,  Phu Kham Cu-Au mine (1Mt Cu, 1.6Moz’s Au) and Ban Houayxai Au mine (1.6Moz’s Au, 11Moz’s Ag), and an impressive portfolio of advanced stage exploration/resource projects.  In addition to these major projects, there are numerous mineral occurrences with small scale mining operations all along the Loei-Luang Prabang belt.  This list of significant resource and mine developments coupled with the highly underexplored nature of Laos highlights the exciting mineral potential of this region.

Employees

We have appointed Mr. Chris Gerteisen to be the Managing Director of the Laos operations which will manage all the activities of Aurum in Laos. Mr Gerteisen has over 15 years experience working as an international geology professional and entrepreneur, managing a variety of challenging resource projects across SouthEast Asia, Australia, and North America, and focussed on a wide range of commodities, including gold and copper.  Through his technical contributions and management skills, Mr. Gerteisen played a significant role in the successful start-up, operations, and exploration which resulted in further mine-life extending discoveries at several prominent projects in the Australasian region, including Oxiana’s Sepon and PanAust’s Phu Kham in Laos.  He has been based in Laos for almost 10 years giving him an intimate knowledge of the local language, culture, and business environment. Dr. Peter Jones has also been appointed as Exploration Manager for Aurum in Laos. Dr. Jones is an internationally recognised professional geologist with over 30 years of experience in international gold and base metal projects. Dr. Jones is currently managing a small team of exploration geologists based in Laos’ capital city Vientianne and is conducting reconnaissance style regional exploration programs to gather data to inform the exploration  process. Potential Joint Ventures with third parties who are aiming to develop mineral properties in Laos are also being investigated.

We use temporary employees for some of our activities. The services of our President, Chief Executive Officer and Director, Joseph Gutnick, our Director and Executive General Manager, Craig Michael and Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from August 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

Item 1A.             Risk Factors

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

The report of our independent registered public accounting firm on our financial statements as of October 31, 2010 and 2009, and for the year ended October 31, 2010 and 2009, and for the cumulative period September 29, 2008 to October 31, 2010, includes an explanatory paragraph discussing our ability to continue as a going concern. This paragraph indicates that we have limited assets, negative working capital, have not yet commenced revenue producing operations and have accumulated losses of approximately $1,071,000 which could raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our Area of Operations is located in Laos and are subject to changes in political conditions and regulations in that country.

Our area of operations is located in Laos. In the past, Laos has been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our mineral exploration and mining activities in Laos may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, Laos’ status as a developing country may make it more difficult for us to obtain required financing for our project.

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

We May Need Further Financing To Determine If There Is Commercial Minerals, Develop Any Minerals We Identify And To Maintain The Mineral Claims.

Our success may depend on our ability to raise further capital. We may require further substantial additional funds to conduct mineral exploration and development activities on all of our tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

There Are Uncertainties Inherent In The Estimation Of Mineral Reserves.

Reserve estimates, including the economic recovery of ore, will require us to make assumptions about recovery costs and market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of diamonds. If such estimates are incorrect or vary substantially it could affect our ability to develop an economical mine and would reduce the value of your investment.

If We Define An Economic Ore Reserve And Achieve Production, It Will Decline In The Future. An Ore Reserve Is A Wasting Asset.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed.  Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining unless this Company is successful in near mine site exploration to extend the life of the mining operation. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an on going business. Our success in continuing to develop reserves, if any, will affect the value of your investment.

There Are Significant Risks Associated With Mining Activities.

The mining business is generally subject to risks and hazards, including quantity of production, quality of the ore, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, our mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. We could incur significant costs that could adversely affect our results of operation.  Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. What liability insurance we carry may not be adequate to cover any claim.

We May Be Subject To Significant Environmental And Other Governmental Regulations That Can Require Substantial Capital Expenditure, And Can Be Time-Consuming.

We may be required to comply with various laws and regulations pertaining to exploration, development and the discharge of materials into the environment or otherwise relating to the protection of the environment in the countries that we operate, all of which can increase the costs and time required to attain operations. We may have to obtain exploration, development and environmental permits, licenses or approvals that may be required for our operations. There can be no assurance that we will be successful in obtaining, if required, a permit to commence exploration, development and operation, or that such permit can be obtained in a timely basis. If we are unsuccessful in obtaining the required permits it may adversely affect our ability to carry on business and cause you to lose part or all of your investment.

Mining Accidents Or Other Adverse Events At Our Property Could Reduce Our Production Levels.

If and when we reach production it may fall below estimated levels as a result of mining accidents, cave-ins or flooding on the properties. In addition, production may be unexpectedly reduced if, during the course of mining, unfavourable ground conditions or seismic activity are encountered, ore grades are lower than expected, or the physical or metallurgical characteristics of the ore are less amenable to mining or processing than expected. The happening of these types of events would reduce our profitably or could cause us to cease operations which would cause you to lose part or all of your investment.

The acquisition of mineral properties is subject to substantial competition. If we must pursue alternative properties, companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for properties. We may have to undertake greater risks than more established companies in order to compete which could affect the value of your investment.

If Our Officers And Directors Stopped Working For Us, We Would Be Adversely Impacted.

None of our other officers or directors work for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. They each have a conflict of interest in that they are officers and directors of other companies. You must rely on their skills and experience in order for us to reach our objective. We have no employment agreements or key man life insurance policy on any of them.  The loss of some or all of these officers and directors could adversely affect our ability to carry on business and could cause you to lose part or all of your investment.

Approximately 96% Of Our Common Stock Is Controlled By Our Chairman And Chief Executive Officer Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, beneficially owned 101.6 million shares of our common stock, which represented 96% of our shares outstanding as of January 26, 2011. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2010. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”

We are one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the Company and the other companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at January 14, 2011, there were 101,600,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

The Market Price Of Your Shares Will Be Volatile.

The stock market price of mineral exploration companies like us has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations that could be unrelated to our financial and operating results. Such volatility or fluctuations could adversely affect your ability to sell your shares and the value you might receive for those shares.

Item 1B.             Unresolved Staff Comments

As of October 31, 2010, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2.                Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See “Item 1 - Business- Employees” and “Item 13 - Certain Relationships and Related Transactions”. The Company also occupies certain office facilities in Laos to support field operations. The Company believes that its administrative space is adequate for its current needs.

Item 3.                Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4.                Removed and Reserved

Not Applicable

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol “AURM”.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2009
Fourth Quarter	0.12	0.12

2010
First Quarter	1.00	1.00
Second Quarter	1.10	1.00
Third Quarter	1.10	1.10
Fourth Quarter	1.10	1.10

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2010 and as at January 26, 2011, there were 105,600,000 shares of common stock issued and outstanding.

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

Shareholders

As of October 31, 2010 the Company had approximately 27 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6.             Selected Financial Data

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2010 and the balance sheet data at October 31, 2010 and 2009 have been derived from financial statements, which have been audited by PKF LLP. The selected financial data should be read in conjunction with our financial statements for each of the years in the two-year period ended October 31, 2010, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2010 US$		2009 US$

Revenues		-		-
		-		-

Costs and expenses		898,087		88,078

(Loss) from operations		(898,087)		(88,078)

Foreign currency exchange gain (loss)		(83,334)		(1,319)
Other income - interest		25		-
Provision for income taxes		-		-

Net (loss)		(981,396)		(89,397)

	$		$
Net (loss) per share		(0.01)		(0.00)

Weighted average number of shares outstanding (000’s)		105,600		101,786

Balance Sheet Data
	$		$
Total assets		56,436		29,612
Total liabilities		(1,106,241)		(98,021)

Stockholders’ equity (deficit)		(1,049,805)		(68,409)

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

Overview

We were incorporated in the State of Florida under the name Liquid Financial Engines, Inc (“Liquid”) in September 2008 with the intention to develop and market financial software systems for banks, brokerage firms, pension funds, family offices, and hedge funds.

In July 2009, Golden Target Pty Ltd., an Australian corporation (“Golden”), acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. Commencing in September 2009, the Company shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). Laos is known by the Company to have significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

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

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession.

Foreign Currency Translation

The Company has operations in Laos and administrative functions based in Australia.  The Laos operations functional currency is USD but also uses Laos LAK (Lao Kip “LAK”) and Thai BHT (Thai Baht “BHT”).  Australian administrative operations are in AUD (“A$”). The income and expenses of its foreign operations are translated into US dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into US dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian dollar, Lao Kip and Thai Baht compared with the US dollar during the periods indicated.

Year ended
October 31

2009	US$1.00	=	A$1.09782
	US$1.00	=	LAK$8333.33
	US$1.00	=	BHT$33.2557

2010	US$1.00	=	A$1.01700
	US$1.00	=	LAK$8109.29
	US$1.00	=	BHT$30.4360

Results of Operations

Year ended October 31, 2010 versus Year ended October 31, 2009

We are a start-up company and have not generated any revenues since inception.

Total costs and expenses have increased from $88,078 for the year ended October 31, 2009, to $898,087 for the year ended October 31, 2010.  The increase was a result of:

i)
An increase in legal, accounting and professional costs from $24,457 in fiscal 2009 to $85,753 in fiscal 2010. During fiscal 2010, we incurred legal expenses of $9,119 for general legal work, audit fees of $49,270 for professional services in relation to financial statements in the quarterly reports on Form 10-Q and annual report on Form 10-K, tax fees of $15,105 and stock transfer costs of $12,259.  During fiscal 2009, we incurred legal expenses of $12,902 and audit fees of $11,555.

ii)
An increase in administrative costs from $63,621 in fiscal 2009 to $76,701 in fiscal 2010. During fiscal 2010, we incurred $5,470 for Company filings with the SEC, $47,254 for contractors and consultants, $6,393 in bank charges and franchise taxes, and $17,584 for other sundry expenses. During fiscal 2009, we incurred $7,934 for Company filings with the SEC, $12,078 for travel and accommodation, $28,678 for consultants and contractor’s fees and $14,931 for other sundry expenses.

iii)	An increase in donations from $nil in fiscal 2009 to $100,000 in fiscal 2010. During fiscal 2010 we donated $100,000 to the typhoon victims in Southern Laos.

iv)
An increase in the exploration expense from $nil in fiscal 2009 to $635,619 in fiscal 2010. The costs primarily relate to consultants providing preliminary reviews and advice on exploration targets in Laos. Aurum commenced exploration activities in Laos in September 2009 for the first time and therefore has no comparable expenditure in fiscal 2009.

v)	An increase in interest expense from $nil in fiscal 2009 to $14 in fiscal 2010.

As a result of the foregoing, the loss from operations increased from $88,078 for the year ended October 31, 2009 to $898,087 for the year ended October 31, 2010.

The Company recorded a foreign currency exchange loss of $83,334 for the year ended October 31, 2010 compared to a foreign currency exchange loss of $1,319 for the year ended October 31, 2009, primarily due to revaluation of amounts payable to affiliates.

The Company recorded an increase in interest income from $nil for the year ended October 31, 2009 to $25 for the year ended October 31, 2010.

The net loss was $981,396 for the year ended October 31, 2010 compared to a net loss of $89,397 for the year ended October 31, 2009.

Liquidity and Capital Resources

For the year ended October 31, 2010, net cash used in operating activities was $876,444 consisting mainly of the net loss from operations; net cash used in investing activities was $18,845 being the cost of additional equipment; and net cash provided by financing activities was $936,469 being advances from affiliates.

The Company’s ability to continue operations through fiscal 2011 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

Under the terms of the agreement with Argonaut, Aurum will have the right to earn a 51% beneficial interest in the Century concession. In order to acquire this interest, Aurum must spend US$6.5 million on exploration within five years. The five year period includes an initial one year assessment period. Aurum is also in negotiations for the purchase of the 30% interest in the concession not held by Argonaut which is held by the two other parties. The agreement between Aurum and Argonaut is subject to the completion of a condition subsequent.

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

At October 31, 2010, the Company had no outstanding borrowings under Loan Facilities.

Item 8.                  Financial Statements

  See F Pages

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2010.

Item 9A.               Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2010.

(c)	Attestation report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(d)	Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(e)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B.                 Other Information

None.

PART III

Item 10.                      Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	58	Chairman of the Board, President, Chief Executive Officer and Director

Craig Michael	33	Executive General Manager and Director

Peter Lee	53	Secretary, Chief Financial Officer and Principal Accounting Officer

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and Chief Executive Officer since July 2009. He has been a Director of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President and CEO of Legend International Holdings Inc, (since 2004) Golden River Resources Corporation (for more than 10 years), and Electrum International, Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corporation, Yahalom International Resources Corporation, US corporations, and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years.He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Craig Michael

Mr. Michael has over 10 years experience as a geology professional in the mining and resources industry. He is currently a Director of North Australian Diamonds Limited, Electrum International, Inc, Top End Uranium Limited and Quantum Resources Limited and Executive General Manager of Legend International Holdings, Inc. (since 2007).  His previous work was with Oxiana Ltd, an international mining company with operations in South East Asia and Australia.  From 2004 to 2007, Mr. Michael was based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits. During his four years based in Laos, Mr. Michael became fluent in the Lao language and became well acquainted with the unique Lao culture and people. These skills enabled Mr. Michael to understand how businesses operated in Laos and he subsequently developed strong business relationships and government liaison networks.

Mr. Michael’s qualifications and understanding of the Lao geology and under-explored nature of Laos will provide valuable knowledge to our Board.

Peter Lee

Mr. Lee has been Chief Financial Officer, Secretary and Principal Accounting Officer since July 2009. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Electrum International, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and  Yahalom International Resources Corporation, US Corporations; and CFO and Secretary of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and a Director of Acadian Mining Corporation listed on Toronto Stock Exchange.

The Company’s directors have been appointed for a one-year term which expires in December 2011.

Messrs Gutnick, Michael and Lee devote sufficient of their business time to the affairs of the Company to advance its activities.

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

Involvement on Certain Material Legal Proceedings During the Last Ten Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.  No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Mr. Gutnick was formerly the Chairman of the Board and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of two directors, one of which was appointed in January 2010. During fiscal 2010, our Board of Directors met twice. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2010, three resolutions in writing were signed by all Directors.

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of Aurum, Inc. on the same basis as candidates proposed by any other person. We do not have a policy with respect to the use of diversity as a criteria for Board membership and do not consider diversity in the selection of our Directors.

Audit Committee

At October 31, 2010, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At October 31, 2010, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics is on our website at auruminc.net. We will provide a copy of the Code of Conduct and Ethics any person without charge.  If you require a copy, contact us by facsimile or email and we will send you a copy.

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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2010 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders, except that Mr. Lee and Mr. Michael filed Form 3’s after the due dates for such forms.

Item 11.                      Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2010 and October 31, 2009. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2010 2009	$- $-	- -	- -	- -	- -	- -	- -	$- $-
Daniel McKelvey, Director and CEO (2)	2010 2009	$- $-	- -	- -	- -	- -	- -	- -	$- $-

1.	Joseph Gutnick appointed July 23, 2009.
2.	Daniel McKelvey was appointed September 29, 2008 and resigned July 23, 2009.

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

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2010.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of January 26, 2011.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Craig Michael Peter Lee	101,600,000 (2) - -	96.21 - -
	All officers and Directors as a group	101,600,000	96.21
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 105,600,000 shares outstanding as of January 14, 2011. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.               Certain Relationships and Related Transactions

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend International Holdings, Inc, Quantum Resources Limited, North Australian Diamonds Ltd, Top End Uranium Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Yahalom International Resources Corp, Aurum Inc, Electrum International Inc,, Acadian Mining Corporation.

Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is a company owned by its public companies and any profits generated by AXIS are returned to its shareholders in the form of dividends.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month.

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

During the year ended October 31, 2010, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $1,017,493 (2009: $61,779).  At October 31, 2010, the Company owed AXIS $1,079,272 (2009: $61,779). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

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

Item 14.               Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF LLP for fiscal 2010 and 2009.

	2010	2009

Audit fees	$37,715	$26,555
Audit related fees	-	-
Tax fees	$15,105	-
Total	$52,820	$26,555

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

The Financial Statements and Notes thereto listed on the Index at page 25 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 24 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

AURUM, INC.

(Registrant)

By:	/s/ Peter Lee
Peter Lee
Secretary,
Chief Financial Officer
and Principal Financial
Accounting Officer

Dated: January 26, 2011

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer), and Director.	January 26, 2011

2.	/s/ Craig Michael	Executive General Manager
	Craig Michael	and Director.	January 26, 2011

3.	/s/ Peter Lee	Secretary,
	Peter Lee	Chief Financial Officer and
Principal Financial and
		Accounting Officer.	January 26, 2011

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
	*	4.1	Specimen Stock Certificate of Aurum, Inc.

	*	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Joseph Isaac Gutnick
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

	*Filed herewith

(1)           Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on December 21, 2009.

Financial Statements as of October 31, 2010 and 2009 and for the years ended October 31, 2010 and 2009.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2010 and 2009 and for the years ended October 31, 2010 and 2009.

AURUM, INC.

Financial Statements

October 31, 2010 and 2009

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aurum, Inc.

We have audited the accompanying balance sheet of Aurum, Inc. (an exploration stage company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 2010 and 2009 and for the cumulative period September 29, 2008 to October 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended October 31, 2010 and 2009 and for the cumulative period September 29, 2008 to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2010 the Company has limited assets, limited working capital, has not yet commenced revenue producing operations and has accumulated losses of approximately $1,071,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

/s/ PKF LLP

New York, NY
January 25, 2011

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet
October 31, 2010 and 2009

	2010 US$	2009 US$

ASSETS

Current Assets:
Cash	39,059	189
Receivables	-	12,971
Prepayments	1,700	14,250
Total Current Assets	40,759	27,410

Non Current Assets:
Property and Equipment, net of accumulated depreciation of $5,390 and $20	15,677	2,202
Total Non Current Assets	15,677	2,202

Total Assets	56,436	29,612

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	26,969	36,242
Total Current Liabilities	26,969	36,242

Non Current Liabilities:
Payable to affiliate	1,079,272	61,779
Total Non Current Liabilities	1,079,272	61,779

Total Liabilities	1,106,241	98,021

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 250,000,000 shares authorised, and 105,600,000 shares issued and outstanding at October 31, 2010 and at October 31, 2009.	10,560	10,560
Additional Paid-in-Capital	11,040	11,040
Accumulated (Deficit) during exploration stage	(981,396)	-
Accumulated (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(1,049,805)	(68,409)

Total Liabilities and Stockholders’ Equity (Deficit)	56,436	29,612

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended October 31, 2010 US$	Year Ended October 31, 2009 US$	For the period from inception September 29, 2008 to October 31, 2010 US$

Revenues	-	-	-

Cost and expenses
Legal, Accounting & Professional	85,753	24,457	110,210
Administration Expenses	76,701	63,621	140,334
Donations	100,000	-	100,000
Exploration Expenses	635,619	-	635,619
Interest Expense, net	14	-	14
Total costs and expenses	898,087	88,078	986,177
(Loss) from Operations	(898,087)	(88,078)	(986,177)

Foreign currency exchange gain (loss)	(83,334)	(1,319)	(84,653)
Other income:
Interest – other	25	-	25
(Loss) before Income Tax	(981,396)	(89,397)	(1,070,805)

Provision for Income Tax	-	-	-
Net (Loss)	(981,396)	(89,397)	(1,070,805)

Basic net (Loss) per Common Equivalent Shares	(0.01)	(0.00)	(0.01)

Weighted Number of Common Equivalent Shares Outstanding (000’s)	105,600	101,786	103,360

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) during exploration stage	Accumulated (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000
Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000
Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	$10,560	$11,040	$(981,396)	$(90,009)	$(1,049,805)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2010	Year Ended October 31, 2009	For the period from inception September 29, 2008 to October 31, 2010
	US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(981,396)	$(89,397)	$(1,070,805)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Foreign Currency	83,334	(1,319)	82,636
Depreciation	5,370	20	5,390
Changes in operating assets and liabilities:
Prepayments	12,550	(14,250)	(1,700)
Receivables	12,971	(12,971)	-
Accounts Payable and Accrued Expenses	(9,273)	36,242	26,969
Net Cash used in Operating Activities	(876,444)	(81,675)	(957,510)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Property, plant & equipment	(18,845)	(2,222)	(21,067)

Net Cash (used) by Investing Activities	(18,845)	(2,222)	(21,067)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of shares	-	12,000	21,000
Advances Payable – Affiliate	936,469	61,779	998,248

Net Cash Provided by Financing Activities	936,469	73,779	1,019,248

Effect of exchange rate changes on cash	(2,310)	1,319	(1,612)
Net Increase (Decrease) in Cash	38,870	(8,799)	39,059

Cash at Beginning of Period	189	8,988	-
Cash at End of Period	39,059	189	39,059

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2010 and 2009

(1)         ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2010.

On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer/Director and Chief Financial Officer/Secretary. The sole director and stockholder of Golden is also the President and Chief Executive Officer of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

In 2009, the Company shifted its focus to mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos).  Laos is known by the Company to have significant potential for gold and copper discoveries and is a highly under explored nation with respect to all mineral commodities.

The Company’s ability to continue operations through the remainder of 2010 and into 2011 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)         ACCOUNTING POLICIES

The Company is an exploration stage company and the following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

(a)	Basis of presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

The functional and reporting currency of the Company is the US dollar.

(b)	Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year. Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated financial statements.

(c)	Cash Equivalents

Aurum considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(d)	Federal Income Tax

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

(e)	Australian Tax Law

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

(f)	Loss per Share

The Company calculates loss per share in accordance with ASC Topic 260, “Earnings per Share”.

Basic (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share has not been presented as there are no common stock equivalents.

(g)	Fair value of Financial Instruments

FASB issued ASC Topic 825, “Financial Instruments”, which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses.

The fair value of advances from affiliate are not practicable to estimate as no similar market exists for these instruments and there is no specified date of repayment.

(h)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets:

Depreciable Life (in years)
Office furniture	2
Computer equipment	2

(i)	Comparative Figures

Where necessary, comparative figures have been restated to be consistent with current year presentation.

(j)	Mineral Property Acquisition, Exploration Costs and Amortization of Mineral Rights

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not  established any proven or  probable  reserves on its mineral properties. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

(k)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for our quarter ended September 30, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after June 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

(4)         AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

The Company is required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, the Company is required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  The Company is also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or us upon 60 days prior notice.  If the Service Agreement is terminated by AXIS, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS.  There can be no assurance that the Company could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us.  The Company’s inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement AXIS provides the Company with the services of the Company’s Chief Executive Officer, Chief Financial Officer, geologists and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

The payable to affiliate at October 31, 2010 in the amount of $1,079,272 (2009: $61,779) is all due to AXIS. During the year ended October 31, 2010, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $1,017,493 ($2009: $61,779).  The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS has agreed not to require repayment of these advances prior to October 31, 2011, accordingly, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

(5)         INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of October 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States.  The Company has available net operating losses carry forward aggregating approximately US$235,000 which would expire in 2030.

The Company’s tax returns for all years since 2008 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(6)         EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $1,070,805. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(7)         CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos. Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognised in operations.

(8)         STOCKHOLDERS’ EQUITY

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

(9)           SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72-86% of AOI which is equivalent to a 51% beneficial interest in the Century Concession.