Form 10-Q
period 2011-01-31
Aurum, Inc.
filed 2011-03-17
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended January 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 000-53861
———————
AURUM, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	27-1728996
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 8, 580 St Kilda Road
Melbourne, Victoria, Australia	3004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 001 (613) 8532 2800

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    ☐  Yes  ☐  No

*       The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   ☐ Yes    ☒ No

There were 105,600,000 shares of common stock outstanding on March 15, 2011.

SIGNATURES		15

EXHIBIT INDEX		16

Exh. 10.1	2010 Equity Incentive Plan	17
Exh. 31.1	Certification	26
Exh. 31.2	Certification	28
Exh. 32.1	Certification	30
Exh. 32.2	Certification	31

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Aurum, Inc. (“Aurum” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2011, the results of its operations for the three month periods ended January 31, 2011 and January 31, 2010 and for the cumulative period September 29, 2008 (inception) through January 31, 2011, and the changes in its cash flows for the three month periods ended January 31, 2011 and January 31, 2010 and for the cumulative period September 29, 2008 (inception) through January 31, 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	January 31, 2011 US$ (unaudited)	October 31, 2010 US$

ASSETS

Current Assets:
Cash	17,562	39,059
Prepayments	12,913	1,700
Total Current Assets	30,475	40,759

Non Current Assets:
Property & equipment, net of accumulated depreciation of $8,226 and $5,390	14,412	15,677
Total Non Current Assets	14,412	15,677

Total Assets	44,887	56,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	35,852	26,969
Total Current Liabilities	35,852	26,969

Non Current Liabilities:
Advances payable to affiliate (Note 3)	1,365,614	1,079,272
Total Non Current Liabilities	1,365,614	1,079,272

Total Liabilities	1,401,466	1,106,241

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at January 31, 2011 and October 31, 2010.	10,560	10,560
Additional Paid-in-Capital	798,020	11,040
Accumulated (Deficit) during exploration stage	(2,075,150)	(981,396)
Accumulated (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(1,356,579)	(1,049,805)

Total Liabilities and Stockholders’ Equity (Deficit)	44,887	56,436

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended January 31, 2011	For the three months ended January 31, 2010	For the period from inception September 29, 2008 to January 31, 2011
	US$	US$	US$

Revenues	$-	$-	$-

Cost and expenses
Legal, accounting & professional	29,679	29,058	139,889
Administration expense	36,698	21,138	177,032
Stock based compensation	786,980	-	786,980
Exploration expense	227,522	103,445	863,141
Donations	-	100,000	100,000
Interest expense	-	-	14
	1,080,879	253,641	2,067,056

(Loss) from Operations	(1,080,879)	(253,641)	(2,067,056)
Foreign currency exchange (loss)	(12,892)	(5,957)	(97,545)
Other income - interest	17	9	42
(Loss) before income tax	(1,093,754)	(259,589)	(2,164,559)
Provision for income tax	-	-	-

Net (loss)	(1,093,754)	(259,589)	(2,164,559)

Basic and diluted net (loss) per common equivalent share	(0.01)	(0.00)	(0.02)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	103,601

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) During exploration stage	Accumulated (Deficit) Prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Issuance of employee stock options	-	-	786,980	-	-	786,980

Net (loss)	-	-	-	(1,093,754)	-	(1,093,754)
Balance, January 31, 2011	105,600,000	10,560	798,020	(2,075,150)	(90,009)	(1,356,579)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended January 31, 2011 US$	Three months ended January 31, 2010 US$	For the period from inception September 29, 2008 to January 31, 2011 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,093,754)	(259,589)	(2,164,559)

Adjustments to reconcile net loss to net cash (used)
in Operating Activities:
Employee options issued for stock based compensation	786,980	-	786,980
Foreign currency exchange loss	12,892	5,957	95,528
Depreciation	2,836	652	8,226

Changes in operating assets and liabilities:
Prepayments	(11,213)	3,642	(12,913)
Advances - affiliate	-	(7,763)	-
Accounts payable and accrued expenses	8,883	(8,661)	35,852

Net Cash (used) in Operating Activities	(293,376)	(265,762)	(1,250,886)

CASH FLOWS FROM INVESTING ACTIVITIES

Property & equipment	(1,571)	(6,030)	(22,638)

Net Cash (used) in Investing Activities	(1,571)	(6,030)	(22,638)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of shares	-	-	21,000
Advances payable - affiliate	274,566	279,809	1,272,814

Net Cash provided by Financing Activities	274,566	279,809	1,293,814

Effect of exchange rate changes on cash	(1,116)	(5,957)	(2,728)

Net increase/(decrease) in cash	(21,497)	2,060	17,562

Cash at beginning of period	39,059	189	-

Cash at end of period	17,562	2,249	17,562

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2011
(unaudited)

(1)         ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008 under the name Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of January 31, 2011.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. The agreement between Aurum and AOI is includes a one year assessment period during which Aurum will conduct initial Exploration to assess the Tenement.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Laos Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, 71% beneficial interest in the Century Concession.

The Company’s ability to continue operations through the remainder of 2011 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)         RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

(3)         AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies under common management with AXIS. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and administration staff. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the affiliated companies other than AXIS.

The payable to affiliate at January 31, 2011 in the amount of $1,365,614 is all due to AXIS. During the three months ended January 31, 2011, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $286,342.  The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call this loan within the next year and accordingly, the Company has decided to classify the amounts payable as non current in the accompanying balance sheet.

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

The accumulated deficit of the Company from inception (September 2008) through January 31, 2011 amounted to $2,165,159.

(5)         INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

Issue of Options under Equity Incentive Plan

Effective December 13, 2010, the Company issued 2,500,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 on December 13, 2010, and 1/3 will vest on November 17, 2011 and the balance on November 17, 2012. The exercise price of the options is US$1.00 and the latest exercise date for the options is November 17, 2020.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at January 31, 2011	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 9¾ years. There are 833,333 options currently exercisable.

The total value of the outstanding unvested options equates to $1,229,687 and is being amortised over the vesting periods.

For the three months ended January 31, 2011, the amortization amounted to $786,980.

(7)           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and advances to affiliates. The carrying amounts of cash and accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments. The fair value of advances to affiliates is not readily determinable as there are no specified repayment terms.

(8)           EXPLORATION STAGE COMPANY

As a result the Company’s recent focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $2,164,559. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(9)           NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of January 31, 2011.

(10)           CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos.  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(11)           SUBSEQUENT EVENTS

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Laos Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, 71% beneficial interest in the Century Concession. The amount paid to date is $20,000.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., with Aurum being the surviving entity.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. The agreement between Aurum and AOI is includes a one year assessment period during which Aurum will conduct initial Exploration to assess the Tenement.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Laos Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, 71% beneficial interest in the Century Concession.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008) we have incurred accumulated losses of $2,164,559 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2011 vs. Three Months Ended January 31, 2010.

Costs and expenses increased from $253,641 in the three months ended January 31, 2010 to $1,080,879 in the three months ended January 31, 2011.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $29,058 for the three months ended January 31, 2010 to $29,679 for the three months ended January 31, 2011, which reflected an increase in legal fees related to the Century Thrust Joint Venture Agreement for which there is no comparable cost in the corresponding three month period, which was offset by decreases in audit and stock transfer costs during the period.

b)
an increase in administrative costs including salaries from $21,138 in the three months ended January 31, 2010 to $36,698 in the three months ended January 31, 2011, primarily as a result of an increase in the cost of services provided by AXIS in accordance with the service agreement as a result of increased management activity related to the Century Thrust Joint Venture Agreement and costs of filing documents with the SEC.

c)
an increase in stock based compensation from $nil in the three months ended January 31, 2010 to $786,980 in the three months ended January 31, 2011. In December 2010, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan for which there is no comparable cost in the corresponding three month period.

d)
an increase in the exploration expense from $103,445 for the three months ended January 31, 2010 to $227,522 for the three months ended January 31, 2011. The costs primarily relate to consultants providing preliminary reviews and advice on exploration targets in Laos, more particularly on the Century Thrust concession.

e)
a decrease in donations from $100,000 for the three months ended January 31, 2010 to $nil for the three months ended January 31, 2011. During the three months ended January 31, 2010 we donated $100,000 to the typhoon victims in Southern Laos. There is no comparable expenditure in the three months ended January 31, 2011.

As a result of the foregoing, the loss from operations increased from $253,641 for the three months ended January 31, 2010 to $1,080,879 for the three months ended January 31, 2011.

The Company recorded a foreign currency exchange loss of $12,892 for the three months ended January 31, 2011 compared to a foreign currency exchange loss of $5,957 for the three months ended January 31, 2010, primarily due to revaluation of amounts payable to affiliates.

The Company recorded an increase in interest income from $9 for the three months ended January 31, 2010 to $17 for the three months ended January 31, 2011.

The net loss was $1,093,754 for the three months ended January 31, 2011 compared to a net loss of $259,589 for the three months ended January 31, 2010.

Liquidity and Capital Resources

For the three months ended January 31, 2011, net cash used in operating activities was $293,376 consisting primarily of the net loss from operations of $1,093,754, which was offset by a non-cash costs charge relating to employee options issued for stock based compensation of $786,980. Net cash used in investing activities was $1,571 being the cost of additional equipment; and net cash provided by financing activities was $274,566 being advances from affiliates.

The Company’s ability to continue operations through 2011 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

Cautionary “Safe Harbour” Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-Q contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of commodity prices and movements in foreign exchange rates. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2011, the Company had no outstanding loan facilities that were interest bearing.

Item 4.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

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

  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Removed and Reserved.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	10.1	2010 Equity Incentive Plan*
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

     * Employee Compensation Plan

(FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aurum, Inc.

By:

__________________
Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:

__________________

Craig Michael
Director and Executive General Manager

By:

__________________
Peter Lee
Secretary and
Chief Financial Officer
(Principal Financial Officer)

Dated March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	2010 Equity Incentive Plan*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002

* Employee Compensation Plan