Form 10-Q
period 2011-04-30
Aurum, Inc.
filed 2011-06-03
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended April 30, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of June 3, 2011.

SIGNATURES		18

EXHIBIT INDEX		19

Exh. 31.1	Certification	20
Exh. 31.2	Certification	22
Exh. 32.1	Certification	24
Exh. 32.2	Certification	25

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Aurum, Inc. (“Aurum” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim financial statements should be read in conjunction with the financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2011, the results of its operations for the three and six month periods ended April 30, 2011 and April 30, 2010 and for the cumulative period September 29, 2008 (inception) through April 30, 2011, and the changes in its cash flows for the six month periods ended April 30, 2011 and April 30, 2010 and for the cumulative period September 29, 2008 (inception) through April 30, 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	April 30, 2011 US$ (unaudited)	October 31, 2010 US$

ASSETS

Current Assets:
Cash	110,990	39,059
Prepayments	16,569	1,700
Prepaid option fees (Note 14)	87,500	-
Total Current Assets	215,059	40,759

Non Current Assets:
Property and equipment (Note 3)	73,456	15,677
Total Non Current Assets	73,456	15,677

Total Assets	288,515	56,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	94,671	26,969
Total Current Liabilities	94,671	26,969

Non Current Liabilities:
Advances from affiliate (Note 4)	2,287,800	1,079,272
Total Non Current Liabilities	2,287,800	1,079,272

Total Liabilities	2,382,471	1,106,241

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at April 30, 2011 and October 31, 2010.	10,560	10,560
Additional Paid-in-Capital	1,046,820	11,040
Retained (Deficit) during exploration stage	(3,061,327)	(981,396)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(2,093,956)	(1,049,805)

Total Liabilities and Stockholders’ Equity (Deficit)	288,515	56,436

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended April 30, 2011	For the three months ended April 30, 2010	For the six months ended April 30, 2011	For the six months ended April 30, 2010	For the period from inception September 29, 2008 to April 30, 2011
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	8,641	7,443	38,320	36,501	148,530
Administration expenses	78,941	27,507	115,639	48,645	255,973
Stock based compensation	248,800	-	1,035,780	-	1,035,780
Exploration expenditure	458,465	152,855	685,987	256,300	1,321,606
Donations	-	-	-	100,000	100,000
Interest expense	-	13	-	13	14
Total costs and expenses	794,847	187,818	1,875,726	441,459	2,861,903

(Loss) from operations	(794,847)	(187,818)	(1,875,726)	(441,459)	(2,861,903)
Foreign currency exchange (loss)	(191,359)	(4,656)	(204,251)	(10,613)	(288,904)
Other income - interest	29	-	46	9	71
(Loss) before income taxes	(986,177)	(192,474)	(2,079,931)	(452,063)	(3,150,736)
Provision for income taxes	-	-	-	-	-

Net (loss)	(986,177)	(192,474)	(2,079,931)	(452,063)	(3,150,736)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.00)	(0.02)	(0.00)	(0.03)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	103,790

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) During exploration stage	Retained (Deficit) Prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 2,500,000 options under 2010 equity incentive plan	-	-	1,035,780	-	-	1,035,780

Net (loss)	-	-	-	(2,079,931)	-	(2,079,931)
Balance, April 30, 2011	105,600,000	10,560	1,046,820	(3,061,327)	(90,009)	(2,093,956)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2011 US$	Six months ended April 30, 2010 US$	For the period from inception September 29, 2008 to April 30, 2011 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(2,079,931)	(452,063)	(3,150,736)

Adjustments to reconcile net loss to net cash (used)
in operating activities:
Employee options issued for stock based compensation	1,035,780	-	1,035,780
Foreign currency exchange loss	204,251	1,413	286,887
Depreciation	10,137	1,965	15,527

Net change in:
Prepayments	(14,869)	3,247	(16,569)
Advances - affiliate	-	12,971	-
Accounts payable and accrued expenses	67,702	(33,879)	94,671

Net Cash (Used) in Operating Activities	(776,930)	(466,346)	(1,734,440)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment	(67,916)	(8,665)	(88,983)
Option fees	(87,500)	-	(87,500)

Net Cash (Used) in Investing Activities	(155,416)	(8,665)	(176,483)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	1,002,590	537,561	2,000,838

Net Cash Provided by Financing Activities	1,002,590	537,561	2,021,838

Effect of exchange rate on cash	1,687	(1,413)	75

Net increase in cash	71,931	61,137	110,990

Cash at beginning of period	39,059	189	-

Cash at end of period	110,990	61,326	110,990
Supplemental Disclosures Interest Paid	-	13	14
See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2011
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of April 30, 2011.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. The agreement between Aurum and AOI includes a one year assessment period during which Aurum will conduct initial Exploration to assess the Tenement.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Laos Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession.

The Company’s ability to continue operations through the remainder of 2011 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company’s present or future financial statements.

(3)	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

		At April 30, 2011			At October 31, 2010
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(2,418)	1,412	3,830	(1,469)	2,362
Computer Equipment	1-3	85,153	(13,109)	72,044	17,237	(3,921)	13,316
		88,983	(15,527)	73,456	21,067	(5,390)	15,677

The depreciation expense for the six months ended April 30, 2011 amounted to $10,137 and for the six months ended April 30, 2010 amounted to $1,965.

(4)	AFFILIATE TRANSACTIONS

The Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Currently, there are no material arrangements or planned transactions between the Company and any of the affiliated companies other than AXIS.

During the six months ended April 30, 2011, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $1,002,590.  The amounts owed to AXIS as of April 30, 2011 and October 31, 2010 was $2,287,800 and $1,079,272 respectively and are reflected in non current liabilities - advance from affiliates. During the six months ended April 30, 2011 and 2010, AXIS did not charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months. AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(5)	GOING CONCERN

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

In addition, Aurum is reliant on loans and advances from corporations affiliated with the President of Aurum. Based on discussions with these affiliate companies, Aurum believes this source of funding will continue to be available. Other than the arrangements noted above, Aurum has not confirmed any other arrangement for ongoing funding. As a result Aurum may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

The retained deficit of the Company from inception (September 2008) through April 30, 2011 amounted to $3,151,336.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of April 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States.  The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately US$235,000 which would expire in 2030.

The Company’s tax returns for all years since 2008 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)	STOCKHOLDERS EQUITY

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

(8)	ISSUE OF OPTIONS UNDER EQUITY INCENTIVE PLAN

Effective December 13, 2010, the Company issued 2,500,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 on December 13, 2010, 1/3 will vest on November 17, 2011 and the balance on November 17, 2012. The exercise price of the options is US$1.00 and the latest exercise date for the options is November 17, 2020.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at April 30, 2011	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 9½ years. There are 833,333 options currently exercisable.

The total value of the outstanding unvested options equates to $980,887 and is being amortised over the vesting periods.

For the six months ended April 30, 2011, the amortization amounted to $1,035,780.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, and advances from affiliate. The carrying amounts of cash approximates its fair values because of the short term maturities of those instruments. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

(10)	EXPLORATION STAGE COMPANY

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $3,150,736. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)	NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of April 30, 2011.

(12)	CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos.  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(13)	COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund exploration expenditure in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend up to $6.12 million on the Century Thrust Concession.

The Company has entered into and thereafter amended a Deed of Agreement (“the LIMO Deed”) which grants the Company an option to purchase 20% of Lao Inter Mining Options Ltd’s (“LIMO”) interest in the Joint Venture at a purchase price of $1.35 million, inclusive of option fees of $405,000. The Company has paid the first tranche of option fees of $67,500.

(14)	OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, the Company has paid the first tranche of Option Fees of $67,500, along with associated costs of $20,000.

The second Option fee of $202,500, will be required to be paid after LIMO completes certain conditions detailed in the agreement and the third Option Fee of $135,000 will be payable about 60 days thereafter.

(15)	SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than herein.

On May 1, 2011, the Company issued to eligible participants 750,000 options under the 2009 Staff Incentive Plan. The options have a strike price of $1.00 and a latest exercise date of 10 years from the date of issue. The options vest 1/3rd in 12 months from the date of issue, 1/3rd in 24 months from the date of issue and 1/3rd in 36 months from the date of issue. The Company is currently having an external consultant value the options.

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

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In March 2011, the Company appointed Simon Lee as Chief Financial Officer. Peter Lee resigned as Chief Financial Officer but has agreed to remain as Secretary. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., with Aurum being the surviving entity.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. The agreement between Aurum and AOI includes a one year assessment period during which Aurum will conduct initial Exploration to assess the Tenement.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Laos Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, 71% beneficial interest in the Century Concession.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008) we have incurred accumulated losses of $3,150,736 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010.

Costs and expenses increased from $187,818 in the three months ended April 30, 2010 to $794,847 in the three months ended April 30, 2011. The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $7,443 for the three months ended April 30, 2010 to $8,641 for the three months ended April 30, 2011. Included within legal, accounting and professional fees for the three months ended April 30, 2011 is $6,715 for costs associated with the Company’s SEC compliance obligations and $1,926 for general legal and accounting work. The increase in the current year relates to legal and accounting fees for the Century Thrust Joint Venture Agreement.

b)
an increase in administrative expenses including salaries from $27,507 in the three months ended April 30, 2010 to $78,941 in the three months ended April 30, 2011, as a result of (i) an increase in direct costs charged to the Company by AXIS which increased from $24,612 to $70,241 primarily as a result of increased management activities related to the Century Thrust Joint Venture Agreement and (ii) an increase in SEC filing costs which increased from $1,750 to $9,322.

c)
an increase in stock based compensation from $nil in the three months ended April 30, 2010 to $248,800 in the three months ended April 30, 2011. In December 2010, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. See note 8.

d)
an increase in exploration expenditure expense from $152,855 for the three months ended April 30, 2010 to $458,465 for the three months ended April 30, 2011. The exploration costs include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced on the review of data and identification of potential exploration targets.

e)	a decrease in interest expense from $13 in the three months ended April 30, 2010 to $nil in the three months ended April 30, 2011.

As a result of the foregoing, the loss from operations increased from $187,818 for the three months ended April 30, 2010 to $794,847 for the three months ended April 30, 2011.

The Company recorded a foreign currency exchange loss of $191,359 for the three months ended April 30, 2011 compared to a foreign currency exchange loss of $4,656 for the three months ended April 30, 2010, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded an increase in interest income from $nil for the three months ended April 30, 2010 to $29 for the three months ended April 30, 2011.

The net loss was $986,177 for the three months ended April 30, 2011 compared to a net loss of $192,474 for the three months ended April 30, 2010.

Six Months Ended April 30, 2011 vs. Six Months Ended April 30, 2010.

Costs and expenses increased from $441,459 in the six months ended April 30, 2010 to $1,875,726 in the six months ended April 30, 2011.

The increase in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $36,501 for the six months ended April 30, 2010 to $38,320 for the six months ended April 30, 2011. Included within legal, accounting and professional fees for the six months ended April 30, 2011 is $31,628 for costs associated with the Company’s SEC compliance obligations and $6,692 for general legal and accounting work.   The increase in the current year relates to legal and accounting fees for  the Century Thrust Joint Venture Agreement.

b)
an increase in administrative costs including salaries from $48,645 in the six months ended April 30, 2010 to $115,639 in the six months ended April 30, 2011,as a result of (i) an increase in direct costs charged to the Company by AXIS from $42,155 to $99,273 primarily as a result of increased management activities related to the Century Thrust Joint Venture Agreement and (ii) an increase in SEC filing costs which increased from $3,832 to $9,322.

c)
an increase in stock based compensation from $nil in the six months ended April 30, 2010 to $1,035,780 in the six months ended April 30, 2011. In December 2010, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. See note 8.

d)
an increase in exploration expense from $256,300 for the six months ended April 30, 2010 to $685,987 for the six months ended April 30, 2011. The exploration costs include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced on the review of data and identification of potential exploration targets.

e)
a decrease in donations from $100,000 for the six months ended April 30, 2010 to $nil for the six months ended April 30, 2011. During the six months ended April 30, 2010 we donated $100,000 to the typhoon victims in Southern Laos.

f)	a decrease in interest expense from $13 for the six months ended April 30, 2010 to $nil for the six months ended April 30, 2011.

As a result of the foregoing, the loss from operations increased from $441,459 for the six months ended April 30, 2010 to $1,875,726 for the six months ended April 30, 2011.

The Company recorded a foreign currency exchange loss of $204,251 for the six months ended April 30, 2011 compared to a foreign currency exchange loss of $10,613 for the six months ended April 30, 2010, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded an increase in interest income from $9 for the six months ended April 30, 2010 to $46 for the six months ended April 30, 2011.

The net loss was $2,079,931 for the six months ended April 30, 2011 compared to a net loss of $452,063 for the six months ended April 30, 2010.

Liquidity and Capital Resources

For the six months ended April 30, 2011, net cash used in operating activities was $776,930 consisting primarily of the net loss from operations of $2,079,931, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $1,035,780. Net cash used in investing activities was $155,416 being the cost of additional equipment and prepayment of option fees; and net cash provided by financing activities was $1,002,590 being advances from affiliates.

As of April 30, 2011 the Company has short term obligations of $94,671 comprising accounts payable and accruals.

The Company has $110,990 in cash at April 30, 2011.

The Company may fund up to $6.5 million in exploration expenditure, of which $0.387 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company has entered into a Deed of Agreement which grants the Company an option to purchase 20% of LIMO’s interest in the Joint Venture at a purchase price of $1.35 million, inclusive of option fees of $405,000. The Company has paid the first tranche of option fees of $67,500. The second option fee of $202,500, will be required to be paid after LIMO completes certain conditions detailed in the agreement and the third option fee of $135,000 will be payable about 60 days thereafter.

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

Information Concerning Forward Looking Statements

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010,
●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	The political, governmental and regulatory risks affecting mineral exploration activites in foreign countries,
●	The effects of environmental and other governmental regulations, and
●	Uncertainty as to whether financing will be available to enable further exploration and development.
●	Movements in foreign exchange rates,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	Our ability to enter into key exploration agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At April 30, 2011, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At April 30, 2011, this amounted to A$14,503. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$157 effect on the balance sheet and income statement.

Item 4.	Controls and Procedures.

a)	Disclosure Controls and Procedures

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for smaller reporting company.

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

Aurum, Inc.

By: /s/ Joseph I Gutnick
Joseph I. Gutnick
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Simon Lee
Simon Lee
Chief Financial Officer
(Principal Financial Officer)

Dated June 3, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002