Form 10-Q
period 2011-07-31
Aurum, Inc.
filed 2011-09-14
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended July 31, 2011
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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of September 7, 2011.

SIGNATURES		19

EXHIBIT INDEX		20

Exh. 31.1	Certification	21
Exh. 31.2	Certification	22
Exh. 32.1	Certification	23
Exh. 32.2	Certification	24

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2011, the results of its operations for the three and nine month periods ended July 31, 2011 and July 31, 2010 and for the cumulative period September 29, 2008 (inception) through July 31, 2011, and the changes in its cash flows for the nine month periods ended July 31, 2011 and July 31, 2010 and for the cumulative period September 29, 2008 (inception) through July 31, 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	July 31, 2011 US$ (unaudited)	October 31, 2010 US$

ASSETS

Current Assets:
Cash	41,833	39,059
Receivables	9,500	-
Prepayments	29,985	1,700
Prepaid option fees (Note 14)	290,000	-
Total Current Assets	371,318	40,759

Non Current Assets:
Property and equipment (Note 3)	79,290	15,677
Total Non Current Assets	79,290	15,677

Total Assets	450,608	56,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	112,881	26,969
Total Current Liabilities	112,881	26,969

Non Current Liabilities:
Advances from affiliate (Note 4)	3,432,742	1,079,272
Total Non Current Liabilities	3,432,742	1,079,272

Total Liabilities	3,545,623	1,106,241

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at July 31, 2011 and October 31, 2010.	10,560	10,560
Additional Paid-in-Capital	1,709,574	11,040
Retained (Deficit) during exploration stage	(4,725,140)	(981,396)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(3,095,015)	(1,049,805)

Total Liabilities and Stockholders’ Equity (Deficit)	450,608	56,436

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended July 31, 2011	For the three months ended July 31, 2010	For the nine months ended July 31, 2011	For the nine months ended July 31, 2010	For the period from inception September 29, 2008 to July 31, 2011
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	17,422	26,224	55,743	62,726	165,952
Administration expenses	78,511	15,109	194,150	63,754	334,484
Stock based compensation	662,754	-	1,698,534	-	1,698,534
Exploration expenditure	854,980	185,082	1,540,967	441,381	2,176,586
Donations	-	-	-	100,000	100,000
Interest expense	-	-	-	13	14
Total costs and expenses	1,613,667	226,415	3,489,394	667,874	4,475,570

(Loss) from operations	(1,613,667)	(226,415)	(3,489,394)	(667,874)	(4,475,570)
Foreign currency exchange (loss) gain	(50,188)	9,495	(254,438)	(1,118)	(339,092)
Other income - interest	42	-	88	9	113
(Loss) before income taxes	(1,663,813)	(216,920)	(3,743,744)	(668,983)	(4,814,549)
Provision for income taxes	-	-	-	-	-

Net (loss)	(1,663,813)	(216,920)	(3,743,744)	(668,983)	(4,814,549)

Basic and diluted net (loss) per common equivalent shares	(0.02)	(0.00)	(0.04)	(0.01)	(0.05)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	103,951

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	1,698,534	-	-	1,698,534

Net (loss)	-	-	-	(3,743,744)	-	(3,743,744)
Balance, July 31, 2011	105,600,000	10,560	1,709,574	(4,725,140)	(90,009)	(3,095,015)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2011 US$	Nine months ended July 31, 2010 US$	For the period from inception September 29, 2008 to July 31, 2011 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(3,743,744)	(668,983)	(4,814,549)

Adjustments to reconcile net loss to net cash (used)
in operating activities:
Employee options issued for stock based compensation	1,698,534	-	1,698,534
Foreign currency exchange loss	254,438	364	337,074
Depreciation	20,853	3,408	26,243
Net change in:
Prepayments	(28,285)	7,997	(29,985)
Receivables	(9,500)	-	(9,500)
Advances - affiliate	-	12,971	-
Accounts payable and accrued expenses	85,912	(23,792)	112,881

Net Cash (Used) in Operating Activities	(1,721,792)	(668,035)	(2,679,302)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(84,466)	(10,227)	(105,533)
Option fees paid	(290,000)	-	(290,000)

Net Cash (Used) in Investing Activities	(374,466)	(10,227)	(395,533)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	2,098,062	691,724	3,096,310

Net Cash Provided by Financing Activities	2,098,062	691,724	3,117,310

Effect of exchange rate on cash	970	(364)	(642)

Net increase in cash	2,774	13,098	41,833

Cash at beginning of period	39,059	189	-

Cash at end of period	41,833	13,287	41,833
Supplemental Disclosures Interest Paid	-	13	14
See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2011
(unaudited)

(1)       ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of July 31, 2011.

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

In July 2009, Golden acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. The sole director and stockholder of Golden is also the President of the Company.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. The agreement between Aurum and AOI includes a one year assessment period, ending in December 2011, during which Aurum will conduct initial exploration to assess the Tenement.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession (see note 14).

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)”. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

		At July 31, 2011			At October 31, 2010
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(2,901)	929	3,830	(1,469)	2,362
Computer Equipment	1-3	101,053	(23,269)	77,784	17,237	(3,921)	13,316
Furniture	1-2	650	(73)	577
		105,533	(26,243)	79,290	21,067	(5,390)	15,677

The depreciation expense for the nine months ended July 31, 2011 amounted to $20,853 and for the nine months ended July 31, 2010 amounted to $3,408.

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

During the nine months ended July 31, 2011, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $2,098,062. The amounts owed to AXIS as of July 31, 2011 and October 31, 2010 was $3,432,742 and $1,079,272 respectively and are reflected in non current liabilities - advance from affiliates. During the nine months ended July 31, 2011 and 2010, AXIS did not charge interest.

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

The retained deficit of the Company from inception (September 2008) through July 31, 2011 amounted to $4,815,149.

(6)           INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States. The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately US$700,000 which would expire in years 2029 through 2030.

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

(i)
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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at July 31, 2011	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 9½ years. There are 833,333 options currently exercisable.

The total value of the outstanding unvested options equates to $723,700 and is being amortised over the vesting periods.
For the nine months ended July 31, 2011, the amortization amounted to $1,292,967.

(ii)
In May 2011, the Company issued 750,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 upon grant date, 1/3 will vest on February 1, 2012 and the balance on February 1, 2013. The exercise price of the options is US$1.00 and the latest exercise date for the options is February 1, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Forfeited	-	-	-
Outstanding at July 31, 2011	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 6½ years. There are 250,000 options currently exercisable.

The total value of the outstanding unvested options equates to $306,933 and is being amortised over the vesting periods.
For the nine months ended July 31, 2011, the amortization amounted to $405,567.

(9)           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables and advances from affiliate. The carrying amounts of cash and receivables approximates its fair values because of the short term maturities of those instruments. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

(10)         EXPLORATION STAGE COMPANY

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $4,814,549. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)        NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. Options to acquire 1,083,333 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(12)         CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos (USD).  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(13)        COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $1,125 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend up to $5.38 million on the Century Thrust Concession (see note 1).

The Company has entered into and thereafter amended a Deed of Agreement (“the LIMO Deed”) which grants the Company an option to purchase 20% of Lao Inter Mining Options Ltd’s (“LIMO”) interest in the Joint Venture at a purchase price of $1.35 million, inclusive of option fees of $405,000. The Company has paid the first and second tranches of option fees of $67,500 and $202,500, respectively, as at July 31, 2011 and paid the third tranche of $135,000 in August 2011.

(14)        OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, the Company has paid the first and second tranches of Option Fees of $270,000, along with associated costs of $20,000 (see note 13).

The third Option fee of $135,000, was paid in August, 2011, after LIMO completed certain conditions detailed in the agreement. The Company has 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000.

(15)         SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than herein.

On August 15, 2011, pursuant to the LIMO Deed, the Company paid the third Option fee of $135,000.

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

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In March 2011, the Company appointed Simon Lee as Chief Financial Officer. Peter Lee resigned as Chief Financial Officer but has agreed to remain as Secretary. In June, 2011, the Company appointed Craig Michael as Chief Executive Officer. Joseph Gutnick relinquished his role as Chief Executive Officer and was appointed Executive Chairman. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., with Aurum being the surviving entity.

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Laos Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company has 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008) we have incurred accumulated losses of $4,814,549 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2011 vs. Three Months Ended July 31, 2010.

Costs and expenses increased from $226,415 in the three months ended July 31, 2010 to $1,613,667 in the three months ended July 31, 2011. The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $26,224 for the three months ended July 31, 2010 to $17,422 for the three months ended July 31, 2011, primarily as a result of a decrease in tax fees from $10,105 to $nil due to the Company filing a short year tax return in 2010.

b)
an increase in administrative expenses from $15,109 in the three months ended July 31, 2010 to $78,511 in the three months ended July 31, 2011, as a result of (i) an increase in direct costs charged to the Company by AXIS which increased from $11,376 to $69,085 primarily as a result of increased management activities related to the Century Thrust Joint Venture Agreement and (ii) an increase in SEC filing costs which increased from $738 to $4,029.

c)
an increase in stock based compensation from $nil in the three months ended July 31, 2010 to $662,754 in the three months ended July 31, 2011. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. See note 8 to the financial statements included in Item 1.

d)
an increase in exploration expenditure expense from $185,082 for the three months ended July 31, 2010 to $854,980 for the three months ended July 31, 2011. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced on the review of data and identification of potential exploration targets.

As a result of the foregoing, the loss from operations increased from $226,415 for the three months ended July 31, 2010 to $1,613,667 for the three months ended July 31, 2011.

The Company recorded a foreign currency exchange loss of $50,188 for the three months ended July 31, 2011 compared to a foreign currency exchange gain of $9,495 for the three months ended July 31, 2010, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded an increase in interest income from $nil for the three months ended July 31, 2010 to $42 for the three months ended July 31, 2011.

The net loss was $1,663,813 for the three months ended July 31, 2011 compared to a net loss of $216,920 for the three months ended July 31, 2010.

Nine months Ended July 31, 2011 vs. Nine months Ended July 31, 2010.

Costs and expenses increased from $667,874 in the nine months ended July 31, 2010 to $3,489,394 in the nine months ended July 31, 2011.

The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $62,726 for the nine months ended July 31, 2010 to $55,743 for the nine months ended July 31, 2011, primarily as a result of a decrease in tax fees from $10,105 to $1,799 due to the Company filing a short year tax return in 2010.

b)
an increase in administrative costs from $63,754 in the nine months ended July 31, 2010 to $194,150 in the nine months ended July 31, 2011,as a result of (i) an increase in direct costs charged to the Company by AXIS from $46,462 to $154,340 primarily as a result of increased management activities related to the Century Thrust Joint Venture Agreement and (ii) an increase in SEC filing costs which increased from $4,571 to $13,351.

c)
an increase in stock based compensation from $nil in the nine months ended July 31, 2010 to $1,698,534 in the nine months ended July 31, 2011. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. See note 8 to the financial statements included in Item 1.

d)
an increase in exploration expense from $441,381 for the nine months ended July 31, 2010 to $1,540,967 for the nine months ended July 31, 2011. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced on the review of data and identification of potential exploration targets.

e)
a decrease in donations from $100,000 for the nine months ended July 31, 2010 to $nil for the nine months ended July 31, 2011. During the nine months ended July 31, 2010 we donated $100,000 to the typhoon victims in Southern Laos.

f)	a decrease in interest expense from $13 for the nine months ended July 31, 2010 to $nil for the nine months ended July 31, 2011.

As a result of the foregoing, the loss from operations increased from $667,874 for the nine months ended July 31, 2010 to $3,489,394 for the nine months ended July 31, 2011.

The Company recorded a foreign currency exchange loss of $254,438 for the nine months ended July 31, 2011 compared to a foreign currency exchange loss of $1,118 for the nine months ended July 31, 2010, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded an increase in interest income from $9 for the nine months ended July 31, 2010 to $88 for the nine months ended July 31, 2011.

The net loss was $3,743,744 for the nine months ended July 31, 2011 compared to a net loss of $668,983 for the nine months ended July 31, 2010.

Liquidity and Capital Resources

For the nine months ended July 31, 2011, net cash used in operating activities was $1,721,792 consisting primarily of the net loss from operations of $3,743,744, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $1,698,534. Net cash used in investing activities was $374,466 being the cost of additional equipment and $290,000 in prepayment of option fees; and net cash provided by financing activities was $2,098,062 being advances from affiliates.

As of July 31, 2011 the Company has short term obligations of $112,881 comprising accounts payable and accruals.

The Company has $41,833 in cash at July 31, 2011.

The Company may fund up to $6.5 million in exploration expenditure, of which $1.125 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company has entered into a Deed of Agreement which grants the Company an option to purchase 20% of LIMO’s interest in the Joint Venture at a purchase price of $1.35 million, inclusive of option fees of $405,000. The Company has paid the first and second tranches of option fees of $67,500 and $202,500, respectively. The third option fee of $135,000 was paid in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company has 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

At July 31, 2011, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At July 31, 2011, this amounted to A$28,864. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$315 effect on the balance sheet and income statement.

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

    c)  Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Removed and Reserved.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Craig Anthony Michael
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Joseph Lee
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Craig Anthony Michael
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Simon Joseph Lee
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

#101.INS XBRL Instance Document.

#101.SCH XBRL Taxonomy Extension Schema Document.

#101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
_________________

# Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

(FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aurum, Inc.

By: /s/ Joseph I Gutnick
Joseph I. Gutnick
Executive Chairman, President and
Director

By: /s/ Craig Michael
Craig Michael
Director and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Simon Lee
Simon Lee
Chief Financial Officer
(Principal Financial Officer)

Dated September 13, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Craig Anthony Michael
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Joseph Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Craig Anthony Michael
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Simon Joseph Lee