Form 10-K
period 2011-10-31
Aurum, Inc.
filed 2012-01-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: October 31, 2011
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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$5,200,000 as at April 30, 2011.

There were 105,600,000 outstanding shares of Common Stock as of January 20, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒  Yes  ☐  No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable
___________________

i

PART I

Information Regarding Forward Looking Statements

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of gold and other mineral prices,
▪	availability of financing,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient, transportation, power and water resources, and
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading “Risk Factors” and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

We were incorporated in the State of Florida on September 29, 2008 under the name Liquid Financial Engines, Inc. (“Liquid”) and we changed our name to Aurum, Inc (“Aurum”) and our State of domicile to the State of Delaware, effective as of January 20, 2010.

Description of Business

Background

Aurum, Inc. is an exploration stage company and was incorporated in Florida to initially develop and market financial software systems for banks, brokerage firms, pension funds, family offices, and hedge funds.

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

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and are considered to be in the exploration stage.

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

Strategy

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

Aurum has a registered representative office and an experienced mineral exploration team based in the capital city Vientiane. Exploration activities officially began in September 2009 and the Company has quickly rationalised target mineralisation styles for project generation and defined appropriate regions in which to stake mineral claims. The current exploration strategy is to target gold deposits which are ideally greater than 1 million ounces of gold, and copper deposits greater than 800,000 tonnes of contained copper. The following mineralisation styles have been targeted as the most prospective in Laos:

•	Sediment Hosted gold, Carlin Style gold, i.e. Sepon Mine, Laos.
•	Epithermal gold, i.e. Chatree Mine, Thailand.
•	Granite Related, Hydrothermal/Mesothermal gold, i.e. Lak Sao area, Laos.
•	Skarn copper/gold, i.e. Phu Kham Mine, Laos.
•	Supergene Exotic copper, i.e. Sepon Mine, Laos.
•	Porphyry gold/copper/molybdenum, i.e. Sepon Mine, Laos.

Recognition of the potential size of the resource endowment contained in the Loei-Luang Prabang belt (See Figure 1) is growing due to the recent history of major discoveries and mining developments by companies that Aurum is not affiliated with. On the Thailand side of the belt several prominent and highly profitable mining operations and feasibility stage projects are currently underway, including Kingsgate Consolidated's Ltd expanding Chatree gold mine and PanAust Ltd’s Puthep Cu-Au deposit  (See Figure 1).  On the  Laos side, PanAust Ltd has two active mining operations, Phu Kham Cu-Au mine) and Ban Houayxai Au mine, and an impressive portfolio of advanced stage exploration/resource projects. In addition to these major projects, there are numerous mineral occurrences with small scale mining operations all along the Loei-Luang Prabang belt. This list of significant resource and mine developments coupled with the highly underexplored nature of Laos highlights the exciting mineral potential of this region.

Corporate Developments

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held, 55,105 acre Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum must spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended. This extension has allowed the completion of a drilling program to enable adequate assessment of the concession area before the decision to exercise the option is taken. Assay results from this drilling program are expected to be completed in early 2012.

Project Developments

The Century project is currently Aurum’s flagship project and has been the focus of Aurum’s exploration work this year. Aurum continues to generate other regional prospects in Laos and hopes to obtain exploration rights for these projects in the near future.

Century is located approximately 150 km north west of the capital city Vientiane on the highly prospective Loei-Luang Prabang fold belt, a prominent, regionally mineralized belt, which stretches from Thailand in the south, to Laos in the north (See Figure 1).

CHINA
MYANMAR
VIETNAM
Hanoi
LAOS
AUSTRALIA
Ban Houayxai
PanAust
1.55 Mozs Au
11.02 Mozs Ag
Phu Kham
PanAust
1.53 Mozs Au
1.26 Mt Cu
CENTURY BLOCK
Vientiane
Gulf of Tokin
TRUONGSON BELT
LOEI - LUANGPRABANG FOLD BELT
Puthep
PanAust
0.47 Mozs Au
0.85 Mt Cu
Chatree
Kingsgate
4.50 Mozs Au
31.60 Mozs Ag
LAOS
Sepon
MMG
4.10 Mozs Au
1.90 Mt Cu
17.20 Mozs Ag
Bong Mieu
Olympus
0.82 Mozs Au
THAILAND
Phuc Son
Olympus
1.55 Mozs Au
Bangkok
CAMBODIA
0 100 200
kilometers
Acid igneous rocks
palaeozoic - Mesozoic
Volcanosedimentary belt
volcanic arcs
Gulf of Thailand
AURUM
CENTURY CONCESSION
LOCATION
Figure 1

At the time that Aurum entered into the Management and Shareholders Agreement with AOI in December 2010 Century was an advanced stage exploration project with four priority areas ‘drill-ready’ for early resource definition drilling. Numerous extremely encouraging high grade gold intersections, which had been reported by previous explorer Argonaut Resources NL, were ready for immediate follow up. A valuable, high quality geological database had been collected from multiple previous exploration programs involving soil sampling, pan concentrate sampling, stream sediment sampling, rock-chip sampling, topographic surveying, geological mapping, trenching, and drilling.

Out of the priority areas Aurum focussed this year’s exploration efforts on the Century prospect areas of Nam Hone followed by Khohke (See Figure 2). At Nam Hone an extensive 1300 hole soil auger program is underway across the full extent of the known gold in soil anomaly previously identified by Argonaut Resources NL. This program is approximately 50% complete and is expected to be completed with full assay results available by Q2 2012. During the year geophysical surveys were also undertaken to aid the design of a drilling program. An initial 8 hole diamond core drilling program, for a total of 2435 metres, was completed at Nam Hone and a small 2 hole program, for a total of 330 metres, was completed at Khohke. Geological logging, core preparation, cutting and sampling was conducted and samples are being despatched to the assay laboratory in Vientiane. Assay results are expected in Q1 2012 upon which interpretation and assessment of the results will occur to enable further resource development programs to be planned for the 2012 drilling (dry) season.

Employees

Mr Craig Michael has been appointed Chief Executive Officer of Aurum, Inc. Mr Michael is a Director of Aurum and was formerly based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R., which is not associated with the Company. Mr Michael has over 10 years’ experience as a resource industry professional and executive. His previous operational experience in Laos provides the company with expertise in the local geology, business environment, native language and culture.

Mr Chris Gerteisen is the Managing Director of the Laos operations which will manage all the activities of Aurum in Laos. Mr Gerteisen has over 15 years experience working as an international geology professional and entrepreneur, managing a variety of challenging resource projects across South-East Asia, Australia, and North America, and focussed on a wide range of commodities, including gold and copper. Through his technical contributions and management skills, Mr Gerteisen played a significant role in the successful start-up, operations, and exploration which resulted in further mine-life extending discoveries at several prominent projects in the Australasian region, including Oxiana’s Sepon and PanAust’s Phu Kham in Laos. He has been based in Laos for almost 10 years giving him an intimate knowledge of the local language, culture, and business environment.

Dr. Peter Jones is the Exploration Manager for Aurum in Laos. Dr. Jones is an internationally recognised professional geologist with over 30 years of experience in international gold and base metal projects. Dr. Jones is currently managing a small team of exploration geologists based in Laos’ capital city Vientiane and is conducting reconnaissance style regional exploration programs to gather data to inform the exploration process.

We use temporary employees for some of our activities. The services of our President, Executive Chairman and Director, Joseph Gutnick, our Director and Chief Executive Officer, Craig Michael, our Chief Financial Officer, Simon Lee and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from August 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

Other than this, we rely primarily upon consultants to accomplish our activities. We are not subject to a union labor contract or collective bargaining agreement.

SEC Reports

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov.  In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at auruminc.net. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operations of the public reference room by calling the SEC at 1-800-SEC-0330.

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

The report of our independent registered public accounting firm on our financial statements as of October 31, 2011 and 2010, and for the year ended October 31, 2011 and 2010, and for the cumulative period September 29, 2008 to October 31, 2011, includes an explanatory paragraph discussing our ability to continue as a going concern. This paragraph indicates that we have limited assets, limited working capital, have not yet commenced revenue producing operations and have accumulated losses of approximately $5,848,000 which could raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our Area of Operations is located in Laos and is subject to changes in political conditions and regulations in that country.

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

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of the recent global financial crisis are difficult to accurately predict. As a result of this crisis, conditions in the credit markets have become uncertain and risk adverse. These adverse conditions may make it harder for the Company to raise additional funds to finance the continued development of its business. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

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

Mining Accidents Or Other Adverse Events At Our Property Could Reduce Our Production Levels.

If and when we reach production it may fall below estimated levels as a result of mining accidents, cave-ins or flooding on the properties. In addition, production may be unexpectedly reduced if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, or the physical or metallurgical characteristics of the ore are less amenable to mining or processing than expected. The happening of these types of events would reduce our profitably or could cause us to cease operations which would cause you to lose part or all of your investment.

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

Approximately 96% Of Our Common Stock Is Controlled By Our Chairman And President Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and President, beneficially owned 101.6 million shares of our common stock, which represented 96% of our shares outstanding as of January 20, 2012. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2011. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at January 20, 2012, there were 101,600,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B                Unresolved Staff Comments

As of October 31, 2011, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Item 4                   Removed and Reserved

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2010
Fourth Quarter	1.10	1.10

2011
First Quarter	1.30	1.30
Second Quarter	1.30	1.30
Third Quarter	1.31	1.30
Fourth Quarter	1.30	1.21

1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2011 and as at January 20, 2012, there were 105,600,000 shares of common stock issued and outstanding.

Dividends

To date we have not paid any cash dividends on our common stock and we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

On September 29, 2009, the Company’s Board of Directors declared an 8-for-1 stock split in the form of a stock dividend that was payable in October, 2009 to stockholders of record as of October 23, 2009. An aggregate of 92,400,000 shares of common stock were issued in connection with this dividend.

Shareholders

As of October 31, 2011 the Company had approximately 27 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6                   Selected Financial Data

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2011 and the balance sheet data at October 31, 2011 and 2010 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies LLP (“PKF”). The selected financial data should be read in conjunction with our financial statements for each of the years in the two-year period ended October 31, 2011, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2011 US$	2010 US$

Revenues	-	-
	-	-

Costs and expenses	4,575,626	898,087

(Loss) from operations	(4,575,626)	(898,087)

Foreign currency exchange (loss)	(201,771)	(83,334)
Other income - interest	106	25
Provision for income taxes	-	-

Net (loss)	(4,777,291)	(981,396)

	$	$
Net (loss) per share	(0.05)	(0.01)

Weighted average number of shares outstanding (000’s)	105,600	105,600

Balance Sheet Data
	$	$
Total assets	535,297	56,436
Total liabilities	(4,356,717)	(1,106,241)

Stockholders’ equity (deficit)	(3,821,420)	(1,049,805)

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

Year ended
October 31

2010	US$1.00	=	A$1.01700
	US$1.00	=	LAK$8109.29
	US$1.00	=	BHT$30.4360

2011	US$1.00	=	A$0.93400
	US$1.00	=	LAK$7929.07
	US$1.00	=	BHT$30.0664

Results of Operations

Year ended October 31, 2011 versus Year ended October 31, 2010

We are an exploration stage company and have not generated any revenues since inception.

Total costs and expenses have increased from $898,087 for the year ended October 31, 2010, to $4,575,626 for the year ended October 31, 2011.  The increase was a result of:

i)
A decrease in legal, accounting and professional costs from $85,753 in fiscal 2010 to $74,470 in fiscal 2011, primarily as a result of (i) an increase in legal expenses from $9,119 to $25,459 from activities relating to the Century Thrust Joint Venture Agreement; (ii) an increase in accounting fees from $nil to $6,448 due to accounting services required for Laos reporting requirements; (iii) a decrease in audit fees from $49,270 to $28,125 due to services performed in relation to the 2009 financial statements during fiscal 2010; and (iv) a decrease in tax fees from $15,105 to $1,777 primarily due to the Company filing a short year tax return in fiscal 2010.

ii)
An increase in administrative costs from $76,701 in fiscal 2010 to $311,277 in fiscal 2011 primarily as a result of an increase in direct costs charged to the Company by AXIS from $61,936 to $255,754 due to increased management activities relating to the Century Thrust Joint Venture Agreement.

iii)
An increase in stock based compensation from $nil in fiscal 2010 to $2,005,676 in fiscal 2011. During the year, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. There was no comparable issue in fiscal 2010. See Note 12 to the Company’s Financial Statements which are included elsewhere in this Annual Report.

iv)
An increase in the exploration expense from $635,619 in fiscal 2010 to $2,184,203 in fiscal 2011. The exploration costs include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced on the review of data and identification of potential exploration targets during fiscal 2011.

v)	A decrease in donations from $100,000 in fiscal 2010 to $nil in fiscal 2011. During fiscal 2010 we donated $100,000 to the typhoon victims in Southern Laos.

vi)	A decrease in interest expense from $14 in fiscal 2010 to $nil in fiscal 2011.

As a result of the foregoing, the loss from operations increased from $898,087 for the year ended October 31, 2010 to $4,575,626 for the year ended October 31, 2011.

The Company recorded a foreign currency exchange loss of $201,771 for the year ended October 31, 2011 compared to a foreign currency exchange loss of $83,334 for the year ended October 31, 2010, primarily due to revaluation of amounts payable to affiliates.

The Company recorded an increase in interest income from $25 for the year ended October 31, 2010 to $106 for the year ended October 31, 2011.

The net loss was $4,777,291 for the year ended October 31, 2011 compared to a net loss of $981,396 for the year ended October 31, 2010.

Liquidity and Capital Resources

For the year ended October 31, 2011, net cash used in operating activities was $2,411,799 consisting primarily of the net loss from operations of $4,777,291, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $2,005,676. Net cash used in investing activities was $510,388 being the cost of additional equipment and $425,000 in prepayment of option fees; and net cash provided by financing activities was $2,894,416 being advances from affiliates.

As of October 31, 2011 the Company has short term obligations of $182,413 comprising accounts payable and accruals.

The Company has $10,133 in cash at October 31, 2011.

The Company may fund up to $6.5 million in exploration expenditure, of which $1.66 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company has entered into a Deed of Agreement which grants the Company an option to purchase 20% of LIMO’s interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company has 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended.

As of December 31, 2011, the Company has completed its initial drilling program on the Century Thrust Joint Venture tenements and is currently compiling assay results. Depending upon available capital resources, the Company may conduct additional exploration drilling programs during 2012 on the Joint Venture.

The Company’s ability to continue operations through fiscal 2012 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

The Company continues to search for additional sources of capital, including capital raisings from share issuances, however no agreements or arrangements have been made as of this date and there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, limited working capital, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Impact of Australian Tax Law

In July, 2009 the management and control of Aurum was effectively transferred to Australia making the company an Australian resident corporation for tax purposes under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S./Australia tax treaty, a U.S. corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

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

At October 31, 2011, the Company had no outstanding borrowings under Loan Facilities.

Item 8.                  Financial Statements

See F Pages

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2011.

Item 9A                Controls and Procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2011.

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

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B                Other Information

None.

PART III

Item 10.               Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	59	Chairman of the Board, President, and Director
Craig Michael	34	Chief Executive Officer and Director
Simon Lee	41	Chief Financial Officer and Principal Accounting Officer
Peter Lee	54	Secretary

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since July 2009, and Chief Executive Officer from July 2009 to June 2011. He has been a Director of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), and Executive Chairman and Director of Electrum International, Inc. (since 2009), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corporation, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Craig Michael

Mr. Michael has been a Director since January, 2010 and Chief Executive Officer from June 2011. He has over 10 years experience as a geology professional in the mining and resources industry. He is currently a Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, Chief Executive Officer and Director of Electrum International, Inc, and Executive General Manager of Legend International Holdings, Inc. (since 2007).  His previous work was with Oxiana Ltd, an international mining company with operations in South East Asia and Australia.  From 2004 to 2007, Mr. Michael was based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits. During his four years based in Laos, Mr. Michael became fluent in the Lao language and became well acquainted with the unique Lao culture and people. These skills enabled Mr. Michael to understand how businesses operated in Laos and he subsequently developed strong business relationships and government liaison networks.

Mr. Michael’s qualifications and understanding of the Lao geology and under-explored nature of Laos provides valuable knowledge to our Board.

Simon Lee

Mr. Lee has been Chief Financial Officer and Principal Accounting Officer since March 31, 2011. Mr. Lee has over 20 years’ experience in business and finance Mr. Lee was previously a Partner in the Chartered Accounting firm Romanis Cant for five years, and was a Senior Manager for the preceding two years, where he gained extensive experience in a number of industries and disciplines. Mr. Lee is a Member of CPA Australia, a Certificated Member of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors, a Registered Tax Agent with the Australian Taxation Office and holds a Bachelor of Business (Accounting) from Deakin University. Mr. Lee is currently the General Manager Finance for Legend International Holdings, Inc., Golden River Resources Corporation, Electrum International, Inc., which are US corporations listed on the OTC market in the USA; Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange

Peter Lee

Mr. Lee has been Secretary since July 2009 and was previously Chief Financial Officer and Principal Accounting Officer from July 2009 to March 2011. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Electrum International, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corporation and  Great Central Resources Corporation, US Corporations; and CFO and Secretary of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and a Director of Acadian Mining Corporation listed on the Toronto Stock Exchange.

The Company’s Directors have been appointed for a one-year term which expires in July 2012.

The Directors and Senior Executives devote sufficient amounts of their business time to the affairs of the Company to advance its activities.

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

Mr. Gutnick was formerly the Chairman of the Board and Mr. Peter Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of two directors, one of which was appointed in January 2010. During fiscal 2011, our Board of Directors met three times. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2011, two resolutions in writing were signed by all Directors.

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

Audit Committee

At October 31, 2011, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At October 31, 2011, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.

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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2011 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11.               Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Executive Chairman and Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2011 and October 31, 2010. No other executive officer received more than US$100,000 per annum during this period. The amounts listed  below were paid by us to AXIS, which provides the services of Messrs Gutnick and Michael.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2011 2010	$40,463 $-	- -	- -	- -	- -	- -	- -	$40,463 $-
Craig Michael, Director and CEO(2)	2011	$23,354	-	-	-	-	-	-	$23,354

1.	Joseph Gutnick appointed July 23, 2009 and resigned as CEO on June 6, 2011.
2.	Craig Michael was appointed CEO on June 6, 2011.

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

2010 Stock Option Plan

The 2010 Plan provides for the granting of options. The maximum number of shares available for awards is 10% of the issued and outstanding shares of common stock on issue at any time (on a fully diluted basis). If an option expires or is cancelled without having been fully exercised or vested, the remaining shares will generally be available for grants of other awards.

The 2010 Plan is administered by the Board of Directors.

Any employee, director, officer, consultant of or to the Company an affiliated entity (including a company that becomes an affiliated entity after the adoption of the 2010 Plan) is eligible to participate in the 2010 Plan if the Board, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the success of the Company or an affiliated entity. During any one year period, no participant is eligible to be granted options to purchase more than 5% shares of our issued and outstanding common stock or if they provide investor relations activities, or are a consultant to the Company, 2% of the issued and outstanding shares of common stock in any 12 month period.

Options granted under the 2010 Plan are to purchase Aurum common stock.  The term of each option will be fixed by the Board, but no option will be exercisable more than 10 years after the date of grant.  The option exercise price is fixed by the Board at the time the option is granted.  The exercise price must be paid in cash. Options granted to participants vest and have a term of 10 years, unless otherwise decided by the Board at the time of issue.

No award is transferable, or assignable by the participant except upon his or her death.

The Board may amend the 2010 Plan, except that no amendment may adversely affect the rights of a participant without the participant’s consent or be made without stockholder approval if such approval is necessary to qualify for or comply with any applicable law, rule or regulation the Board deems necessary or desirable to qualify for or comply with.

Subject to earlier termination by the Board, the 2010 Plan has an indefinite term except that no Incentive Stock Options (“ISO”) may be granted following the tenth anniversary of the date the 2010 Plan is approved by stockholders.

Other than the issue of these Options, there are no other current plans or arrangements to grant any options under the 2010 Plan.

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2011.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of October 31, 2011, information regarding options under our 2010 stock option plan, our only active plan.  The 2010 stock option plan has not been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,250,000	$1.00	7,310,000

Total	3,250,000 (1)		7,310,000 (1)

(1)	The maximum number of shares available for issuance under the 2010 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of December 20, 2011.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Craig Michael Simon Lee Peter Lee	101,600,000 (2) - - -	96.21 - - -
	All officers and Directors as a group	101,600,000	96.21
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 105,600,000 shares outstanding as of January 16, 2012. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.

(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.               Certain Relationships and Related Transactions and Director Independence

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend International Holdings, Inc, Quantum Resources Limited, North Australian Diamonds Ltd, Top End Uranium Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp, Aurum Inc, Electrum International Inc, and Acadian Mining Corporation.

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

During the year ended October 31, 2011, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $320,051 (2010: $91,803), and advanced the Company $2,774,981 (2010: $925,690).  At October 31, 2011, the Company owed AXIS $4,174,304 (2010: $1,079,272). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but as this may not occur within the next 12 months, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

Transactions with Management.

We have a written policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

Item 14.               Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF for fiscal 2011 and 2010.

	2011	2010

Audit fees	$28,000	$37,715
Audit related fees	-	-
Tax fees	$6,777	$15,105
Total	$34,777	$52,820

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

Tax fees relate to the preparation of the fiscal years 2009 through 2010 tax returns and the estimated fees related to the fiscal 2011 tax returns and various other tax planning and compliance related filings.

As part of its duties, our Board pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  Our Board does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

PART IV

Item 15.               Exhibits, Financial Statement Schedules

(a)	Financial Statements and Notes thereto.

The Financial Statements and Notes thereto listed on the Index at page 32 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 31 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

AURUM, INC.

(Registrant)

By:	/s/ Simon Lee
Simon Lee
Chief Financial Officer
(Principal Financial Officer)

Dated:  January 25, 2012

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Director.	January 25, 2012

2.	/s/ Craig Michael	Chief Executive Officer
	Craig Michael	(Principal Executive Officer)
		and Director.	January 25, 2012

3.	/s/ Simon Lee	Chief Financial Officer
	Simon Lee	(Principal Financial Officer).	January 25, 2012

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(4)	Exhibit 99.3	10.5	Century Thrust Management and Shareholders Agreement
(5)	Exhibit 99.2	10.6	Lao Inter Mining Options Limited Agreement
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Craig Michael
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig Michael.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Simon Lee

	*Filed herewith

Footnotes:

(1)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on December 21, 2009.
(2)	Incorporated by reference to the Company’s 10-Q filed on March 16, 2011.
(3)	Incorporated by reference to the Company’s 10-K filed on January 27, 2011.
(4)	Incorporated by reference to the Company’s 8-K filed on February 25, 2011.
(5)	Incorporated by reference to the Company’s 8-K filed on April 6, 2011.

Financial Statements as of October 31, 2011 and 2010 and for the years ended October 31, 2011 and 2010.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2011 and 2010 and for the years ended October 31, 2011 and 2010.

AURUM, INC.

Financial Statements

October 31, 2011 and 2010

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aurum, Inc.

We have audited the accompanying balance sheet of Aurum, Inc. (an exploration stage company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2011 and 2010 and for the cumulative period September 29, 2008 to October 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and 2010 and for the cumulative period September 29, 2008 to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2011 the Company has limited assets, limited working capital, has not yet commenced revenue producing operations and has accumulated losses of approximately $5,848,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
January 25, 2012

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet
October 31, 2011 and 2010

	2011 US$	2010 US$
ASSETS

Current Assets:
Cash	10,133	39,059
Receivables	1,362	-
Prepayments	454,916	1,700
Total Current Assets	466,411	40,759

Non Current Assets:
Property and Equipment, net of accumulated depreciation of $37,569 and $5,390	68,886	15,677
Total Non Current Assets	68,886	15,677

Total Assets	535,297	56,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	182,413	26,969
Total Current Liabilities	182,413	26,969

Non Current Liabilities:
Payable to affiliate	4,174,304	1,079,272
Total Non Current Liabilities	4,174,304	1,079,272

Total Liabilities	4,356,717	1,106,241

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at October 31, 2011 and at October 31, 2010.	10,560	10,560
Additional Paid-in-Capital	2,016,716	11,040
Accumulated (Deficit) during exploration stage	(5,758,687)	(981,396)
Accumulated (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(3,821,420)	(1,049,805)

Total Liabilities and Stockholders’ Equity (Deficit)	535,297	56,436

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended October 31, 2011 US$	Year Ended October 31, 2010 US$	For the period from inception September 29, 2008 to October 31, 2011 US$

Revenues	-	-	-

Cost and expenses
Legal, accounting & professional	74,470	85,753	184,680
Administration expenses	311,277	76,701	451,611
Stock based compensation	2,005,676	-	2,005,676
Exploration expenses	2,184,203	635,619	2,819,822
Donations	-	100,000	100,000
Interest expense, net	-	14	14
Total costs and expenses	4,575,626	898,087	5,561,803
(Loss) from operations	(4,575,626)	(898,087)	(5,561,803)

Foreign currency exchange gain (loss)	(201,771)	(83,334)	(286,424)
Other income:
Interest – other	106	25	131
(Loss) before income tax	(4,777,291)	(981,396)	(5,848,096)

Provision for income tax	-	-	-
Net (loss)	(4,777,291)	(981,396)	(5,848,096)

Basic and diluted net (loss) per common equivalent shares	(0.05)	(0.01)	(0.06)

Weighted average number of common equivalent shares outstanding (000’s)	105,600	105,600	104,085

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) during exploration stage	Accumulated (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	$10,560	$11,040	$(981,396)	$(90,009)	$(1,049,805)

Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	$10,560	$2,016,716	$(5,758,687)	$(90,009)	$(3,821,420)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2011	Year Ended October 31, 2010	For the period from inception September 29, 2008 to October 31, 2011
	US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(4,777,291)	$(981,396)	$(5,848,096)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Employee options issued for stock based compensation	2,005,676	-	2,005,676
Foreign Currency Exchange Loss	201,771	83,334	284,407
Depreciation	32,179	5,370	37,569

Changes in operating assets and liabilities:
Prepayments	(28,216)	12,550	(29,916)
Receivables	(1,362)	12,971	(1,362)
Accounts Payable and Accrued Expenses	155,444	(9,273)	182,413
Net Cash used in Operating Activities	(2,411,799)	(876,444)	(3,369,309)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Property, plant & equipment	(85,388)	(18,845)	(106,455)
Options fees prepaid	(425,000)	-	(425,000)

Net Cash (used) by Investing Activities	(510,388)	(18,845)	(531,455)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of shares	-	-	21,000
Advances Payable – Affiliate	2,894,416	936,469	3,892,664
Net Cash Provided by Financing Activities	2,894,416	936,469	3,913,664

Effect of exchange rate changes on cash	(1,155)	(2,310)	(2,767)

Net Increase (Decrease) in Cash	(28,926)	38,870	10,133

Cash at Beginning of Period	39,059	189	-
Cash at End of Period	10,133	39,059	10,133

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2011 and 2010

(1)         ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2011.

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

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and are considered to be in the exploration stage.

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended. (see note 14).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, limited working capital, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

The Company’s ability to continue operations through the remainder of 2012 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)         ACCOUNTING POLICIES

The Company is an exploration stage company and the following is a summary of the significant accounting policies followed in connection with the preparation of the financial statements.

(a)	Basis of presentation and use of estimates

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

The consolidated financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year. Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated financial statements. The Company has only one controlled entity which is dormant.

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

Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

(f)	Loss per Share

The Company calculates loss per share in accordance with ASC Topic 260, “Earnings per Share”.

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share has not been presented as all the common stock equivalents are anti dilutive (see Note 12).

(g)	Fair value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses.

(h)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets:

Depreciable Life (in years)
Office equipment	1-2
Computer equipment	1-3
Furniture	1-2

(i)	Comparative Figures

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

(3)         RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)”. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance will not have any impact on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

(4)         PROPERTY AND EQUIPMENT

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

		At October 31, 2011			At October 31, 2010
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,383)	447	3,830	(1,469)	2,361
Computer Equipment	1-3	101,975	(34,031)	67,944	17,237	(3,921)	13,316
Furniture	1-2	650	(155)	495
		106,455	(37,569)	68,886	21,067	(5,390)	15,677

The depreciation expense for fiscal 2011 amounted to $32,179 and for fiscal 2010 amounted to $5,370.

(5)         AFFILIATE TRANSACTIONS

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

The payable to affiliate at October 31, 2011 in the amount of $4,174,304 (2010: $1,079,272) is all due to AXIS. During the year ended October 31, 2011, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $320,051 (2010: $91,803), and advanced the Company $2,774,981 (2010: $925,690). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS has agreed not to require repayment of these advances prior to October 31, 2012, accordingly, the Company has decided to classify the amounts payable as non current in the accompanying balance sheets.

(6)         INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of October 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States.  The Company has available net operating losses carry forward aggregating approximately US$700,000 which would expire in 2030.

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

(8)         EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $5,848,096. The Company’s working capital has been primarily generated from advances from an affiliated entity as well as through the sales of common stock.

(9)         CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos. Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognised in operations.

(10)         NET LOSS PER SHARE

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

(11)         STOCKHOLDERS’ EQUITY

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

(12)       ISSUE OF OPTIONS UNDER EQUITY INCENTIVE PLAN

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2011	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 9 years. There are 833,333 options currently exercisable.

The total value of the outstanding unvested options equates to $466,513 and is being amortised over the vesting periods.

For fiscal 2011, the amortization amounted to $1,550,154.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2011	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 61/4 years. There are 250,000 options currently exercisable.

The total value of the outstanding unvested options equates to $256,978 and is being amortised over the vesting periods.

For fiscal 2011, the amortization amounted to $455,522.

(13)         COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $1.66 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend up to a further $4.84 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

The Company has entered into and thereafter amended a Deed of Agreement (“the LIMO Deed”) which grants the Company an option to purchase 20% of Lao Inter Mining Options Ltd’s (“LIMO”) interest in the Joint Venture at a purchase price of $1.35 million, inclusive of option fees of $405,000. Such amounts are included in Prepayments in the accompanying balance sheet.

(14)         OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, the Company has paid Option Fees of $405,000, along with associated costs of $20,000 (see note 13).

The Company has 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended.

(15)        SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.