Form 10-Q
period 2012-01-31
Aurum, Inc.
filed 2012-03-15
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended January 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of March 15, 2012.

SIGNATURES		18

EXHIBIT INDEX		19

Exh. 31.1	Certification	20
Exh. 31.2	Certification	21
Exh. 32.1	Certification	22
Exh. 32.2	Certification	23

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

The interim financial statements should be read in conjunction with the financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2012, the results of its operations for the three month periods ended January 31, 2012 and January 31, 2011 and for the cumulative period September 29, 2008 (inception) through January 31, 2012, and the changes in its cash flows for the three month periods ended January 31, 2012 and January 31, 2011 and for the cumulative period September 29, 2008 (inception) through January 31, 2012, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	January 31, 2012 US$ (unaudited)	October 31, 2011 US$

ASSETS

Current Assets:
Cash	16,473	10,133
Receivables	10,906	1,362
Prepayments	17,130	29,916
Prepaid option fees (Note 14)	425,000	425,000
Total Current Assets	469,509	466,411

Non Current Assets:
Property and equipment (Note 3)	58,122	68,886
Total Non Current Assets	58,122	68,886

Total Assets	527,631	535,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	133,994	182,413
Total Current Liabilities	133,994	182,413

Non Current Liabilities:
Advances from affiliate (Note 4)	4,921,801	4,174,304
Total Non Current Liabilities	4,921,801	4,174,304

Total Liabilities	5,055,795	4,356,717

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at January 31, 2012 and October 31, 2011.	10,560	10,560
Additional Paid-in-Capital	2,297,921	2,016,716
Retained (Deficit) during exploration stage	(6,746,636)	(5,758,687)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(4,528,164)	(3,821,420)

Total Liabilities and Stockholders’ Equity (Deficit)	527,631	535,297

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended January 31, 2012	For the three months ended January 31, 2011	For the period from inception September 29, 2008 to January 31, 2012
	US$	US$	US$

Revenues	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	17,610	29,679	202,290
Administration expenses	125,027	36,698	576,638
Stock based compensation	281,205	786,980	2,286,881
Exploration expenditure	578,356	227,522	3,398,178
Donations	-	-	100,000
Interest expense	-	-	14
Total costs and expenses	1,002,198	1,080,879	6,564,001

(Loss) from operations	(1,002,198)	(1,080,879)	(6,564,001)
Foreign currency exchange gain (loss)	14,248	(12,892)	(272,176)
Other income - interest	1	17	132
(Loss) before income taxes	(987,949)	(1,093,754)	(6,836,045)
Provision for income taxes	-	-	-

Net (loss)	(987,949)	(1,093,754)	(6,836,045)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.01)	(0.07)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	104,199

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	281,205	-	-	281,205

Net (loss)	-	-		(987,949)	-	(987,949)
Balance, January 31, 2012	105,600,000	10,560	2,297,921	(6,746,636)	(90,009)	(4,528,164)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended January 31, 2012 US$	Three months ended January 31, 2011 US$	For the period from inception September 29, 2008 to January 31, 2012 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(987,949)	(1,093,754)	(6,836,045)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	281,205	786,980	2,286,881
Foreign currency exchange (gain) loss	(14,248)	12,892	270,159
Depreciation	10,764	2,836	48,333
Net change in:
Prepayments	12,786	(11,213)	(17,130)
Receivables	(9,544)	-	(10,906)
Accounts payable and accrued expenses	(48,419)	8,883	133,994

Net Cash (Used) in Operating Activities	(755,405)	(293,376)	(4,124,714)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(1,571)	(106,455)
Option fees paid	-	-	(425,000)

Net Cash (Used) in Investing Activities	-	(1,571)	(531,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	762,815	274,566	4,655,479

Net Cash Provided by Financing Activities	762,815	274,566	4,676,479

Effect of exchange rate on cash	(1,070)	(1,116)	(3,837)

Net increase/(decrease) in cash	6,340	(21,497)	16,473

Cash at beginning of period	10,133	39,059	-

Cash at end of period	16,473	17,562	16,473
Supplemental Disclosures Interest Paid	-	13	14

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2012
(unaudited)

(1)          ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of January 31, 2012.

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

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). The Company’s planned operations have not commenced and are considered to be in the exploration stage.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended (see note 14).

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

		At January 31, 2012			At October 31, 2011
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,632)	198	3,830	(3,383)	447
Computer Equipment	1-3	101,975	(44,464)	57,511	101,975	(34,031)	67,944
Furniture	1-2	650	(237)	413	650	(155)	495
		106,455	(48,333)	58,122	106,455	(37,569)	68,886

The depreciation expense for the three months ended January 31, 2012 amounted to $10,764 and for the three months ended January 31, 2011 amounted to $2,836.

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

During the three months ended January 31, 2012, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $747,497. The amounts owed to AXIS as of January 31, 2012 and October 31, 2011 was $4,921,801 and $4,174,304 respectively and are reflected in non current liabilities - advance from affiliates. During the three months ended January 31, 2012 and 2011, AXIS did not charge interest.

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

The retained deficit of the Company from inception (September 2008) through January 31, 2012 amounted to $6,836,645.

(6)          INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

(8)          ISSUE OF OPTIONS UNDER EQUITY INCENTIVE PLAN

(i)
Effective December 13, 2010, the Company issued 2,500,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 on December 13, 2010, 1/3 vested on November 17, 2011 and the balance will vest on November 17, 2012. The exercise price of the options is US$1.00 and the latest exercise date for the options is November 17, 2020.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2011 and January 31, 2012	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 8 3/4 years. At January 31, 2012 there are 1,666,666 options exercisable.

The total value of the outstanding unvested options equates to $299,943 and is being amortised over the vesting periods.
For the three months ended January 31, 2012, the amortization amounted to $166,570.
(ii)
In May 2011, the Company issued 750,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 upon grant date, 1/3 vested on February 1, 2012 and the balance will vest on February 1, 2013. The exercise price of the options is US$1.00 and the latest exercise date for the options is February 1, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2011 and January 31, 2012	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 6 years. At January 31, 2012 there are 250,000 options exercisable.

The total value of the outstanding unvested options equates to $142,344 and is being amortised over the vesting periods.

For the three months ended January 31, 2012, the amortization amounted to $114,635.

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

(10)       EXPLORATION STAGE COMPANY

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $6,836,045. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)       NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. Options to acquire 1,916,666 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(12)       CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos (USD).  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(13)       COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $1.97 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $4.53 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

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

The Company has 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 each month extended.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which currently exists between Argonaut and two other parties, and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum must spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI, enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option, extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended. This extension has allowed the completion of a drilling program to enable adequate assessment of the concession area before the decision to exercise the option is taken. Assay results from this drilling program are expected to be completed in early 2012.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of $6,836,045 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2012 vs. Three Months Ended January 31, 2011.

Costs and expenses decreased from $1,080,879 in the three months ended January 31, 2011 to $1,002,198 in the three months ended January 31, 2012. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $29,679 for the three months ended January 31, 2011 to $17,610 for the three months ended January 31, 2012, primarily as a result of a decrease in legal fees. In the three months ended January 31, 2011, the Company incurred legal fees relating to the Century Thrust Joint Venture Agreement.

b)
an increase in administrative expenses from $36,698 in the three months ended January 31, 2011 to $125,027 in the three months ended January 31, 2012, primarily as a result of an increase in direct costs charged to the Company by AXIS which increased from $29,032 to $119,212 primarily as a result of increased management activities related to the Century Thrust Joint Venture due to the commencement of field activities.

c)
a decrease in stock based compensation from $786,980 in the three months ended January 31, 2011 to $281,205 in the three months ended January 31, 2012. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to 1/3 of the December 2010 options vesting immediately in the three months ended January 31, 2011. See note 8 to the financial statements included in Item 1.

d)
an increase in exploration expenditure expense from $227,522 for the three months ended January 31, 2011 to $578,356 for the three months ended January 31, 2012. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors..

As a result of the foregoing, the loss from operations decreased from $1,080,879 for the three months ended January 31, 2011 to $1,002,198 for the three months ended January 31, 2012.

The Company recorded a foreign currency exchange gain of $14,248 for the three months ended January 31, 2012 compared to a foreign currency exchange loss of $12,892 for the three months ended January 31, 2011, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $17 for the three months ended January 31, 2011 to $1 for the three months ended January 31, 2012.

The net loss was $987,949 for the three months ended January 31, 2012 compared to a net loss of $1,093,754 for the three months ended January 31, 2011.

Liquidity and Capital Resources

For the three months ended January 31, 2012, net cash used in operating activities was $755,405 consisting primarily of the net loss from operations of $987,949, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $281,205. Net cash used in investing activities was $nil; and net cash provided by financing activities was $762,815 being advances from affiliates.

As of January 31, 2012 the Company has short term obligations of $133,994 comprising accounts payable and accruals.

The Company has $16,473 in cash at January 31, 2012.

The Company may fund up to $6.5 million in exploration expenditure, of which $1.97 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company has entered into a Deed of Agreement which grants the Company an option to purchase 20% of LIMO’s interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended.

As of December 31, 2011, the Company had completed its initial drilling program on the Century Thrust Joint Venture tenements and is currently compiling assay results. Depending upon available capital resources, the Company may conduct additional exploration drilling programs during 2012 on the Joint Venture.

The Company’s ability to continue operations through 2012, including the ability to purchase any interest in the Joint Venture, is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011,
●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	The political, governmental and regulatory risks affecting mineral exploration activites in foreign countries,
●	The effects of environmental and other governmental regulations, and
●	Uncertainty as to whether financing will be available to enable further exploration and development.
●	Movements in foreign exchange rates,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	Our ability to enter into key exploration agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2012, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At January 31, 2012, this amounted to A$3,639. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$38 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
_________________
# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section

(FORM 10-Q)

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

Dated March 15, 2012

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