Form 10-Q
period 2012-04-30
Aurum, Inc.
filed 2012-06-12
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended  April 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of June 11, 2012.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2012, the results of its operations for the three and six month periods ended  April 30, 2012 and April 30, 2011 and for the cumulative period September 29, 2008 (inception) through April 30, 2012, and the changes in its cash flows for the six month periods ended April 30, 2012 and April 30, 2011 and for the cumulative period September 29, 2008 (inception) through April 30, 2012, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	April 30, 2012 US$ (unaudited)	October 31, 2011 US$

ASSETS

Current Assets:
Cash	10,308	10,133
Receivables	5,516	1,362
Prepayments	7,508	29,916
Prepaid option fees (Note 14)	-	425,000
Total Current Assets	23,332	466,411

Non Current Assets:
Property and equipment (Note 3)	48,252	68,886
Total Non Current Assets	48,252	68,886

Total Assets	71,584	535,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	135,210	182,413
Total Current Liabilities	135,210	182,413

Non Current Liabilities:
Advances from affiliate (Note 4)	5,559,571	4,174,304
Total Non Current Liabilities	5,559,571	4,174,304

Total Liabilities	5,694,781	4,356,717

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at April 30, 2012 and October 31, 2011.	10,560	10,560
Additional Paid-in-Capital	2,418,635	2,016,716
Retained (Deficit) during exploration stage	(7,962,383)	(5,758,687)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(5,623,197)	(3,821,420)

Total Liabilities and Stockholders’ Equity (Deficit)	71,584	535,297

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended April 30, 2012	For the three months ended April 30, 2011	For the six months ended April 30, 2012	For the six months ended April 30, 2011	For the period from inception September 29, 2008 to April 30, 2012
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	9,217	8,641	26,827	38,320	211,507
Administration expenses	67,663	78,941	192,689	115,639	644,301
Stock based compensation	120,714	248,800	401,919	1,035,780	2,407,595
Exploration expenditure	1,071,968	458,465	1,650,324	685,987	4,470,146
Donations	-	-	-	-	100,000
Interest expense	-	-	-	-	14
Total costs and expenses	1,269,562	794,847	2,271,759	1,875,726	7,833,563

(Loss) from operations	(1,269,562)	(794,847)	(2,271,759)	(1,875,726)	(7,833,563)
Foreign currency exchange gain (loss)	53,813	(191,359)	68,060	(204,251)	(218,363)
Other income - interest	2	29	3	46	134
(Loss) before income taxes	(1,215,747)	(986,177)	(2,203,696)	(2,079,931)	(8,051,792)
Provision for income taxes	-	-	-	-	-

Net (loss)	(1,215,747)	(986,177)	(2,203,696)	(2,079,931)	(8,051,792)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.01)	(0.02)	(0.02)	(0.08)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	104,295

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	401,919	-	-	401,919

Net (loss)	-	-		(2,203,696)	-	(2,203,696)
Balance, April 30, 2012	105,600,000	10,560	2,418,635	(7,962,383)	(90,009)	(5,623,197)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2012 US$	Six months ended April 30, 2011 US$	For the period from inception September 29, 2008 to April 30, 2012 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(2,203,696)	(2,079,931)	(8,051,792)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	401,919	1,035,780	2,407,595
Foreign currency exchange (gain) loss	(68,060)	204,251	216,347
Depreciation	20,634	10,137	58,203
Net change in:
Prepayments	447,408	(14,869)	(417,492)
Receivables	(4,154)	-	(5,516)
Accounts payable and accrued expenses	(47,203)	67,702	134,700

Net Cash (Used) in Operating Activities	(1,453,152)	(776,930)	(4,822,461)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(67,916)	(106,455)
Option fees paid	-	(87,500)	(425,000)

Net Cash (Used) in Investing Activities	-	(155,416)	(531,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	1,457,143	1,002,590	5,349,807

Net Cash Provided by Financing Activities	1,457,143	1,002,590	5,370,808

Effect of exchange rate on cash	(3,816)	1,687	(6,583)

Net increase/(decrease) in cash	175	71,931	10,308

Cash at beginning of period	10,133	39,059	-

Cash at end of period	10,308	110,990	10,308
Supplemental Disclosures Interest Paid	-	13	14

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2012
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of April 30, 2012.

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

In July 2009, Golden acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer and Chief Financial Officer/Secretary and a new sole Director. The sole director and stockholder of Golden is also the President and CEO of the Company.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”), which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended (see note 14). The Company has not exercised the option to purchase 20% of the Joint Venture.

The Company’s ability to continue operations through the remainder of 2012 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

		At April 30, 2012			At October 31, 2011
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,733)	97	3,830	(3,383)	447
Computer Equipment	1-3	101,975	(54,153)	47,822	101,975	(34,031)	67,944
Furniture	1-2	650	(317)	333	650	(155)	495
		106,455	(58,203)	48,252	106,455	(37,569)	68,886

The depreciation expense for the six months ended April 30, 2012 amounted to $20,634 and for the six months ended April 30, 2011 amounted to $10,137.

(4)	AFFILIATE TRANSACTIONS

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

During the six months ended April 30, 2012, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $1,388,267. The amounts owed to AXIS as of April 30, 2012 and October 31, 2011 were $5,559,571 and $4,174,304 respectively and are reflected in non-current liabilities - advance from affiliates. During the three and six months ended April 30, 2012 and 2011, AXIS did not charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but this may not occur within the next 12 months. AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

The retained deficit of the Company from inception (September 2008) through April 30, 2012 amounted to $8,052,392.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Outstanding at October 31, 2011 and April 30, 2012	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 8½ years. At April 30, 2012 there are 1,666,666 options exercisable.

The total value of the outstanding unvested options equates to $214,786 and is being amortised over the vesting periods.
For the six months ended April 30, 2012, the amortization amounted to $251,728.
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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Outstanding at October 31, 2011 and April 30, 2012	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 5¾ years. At April 30, 2012 there are 500,000 options exercisable.

The total value of the outstanding unvested options equates to $106,787 and is being amortised over the vesting periods.
For the six months ended April 30, 2012, the amortization amounted to $150,191.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables and advances from affiliate. The carrying amounts of cash and receivables approximate its fair values because of the short term maturities of those instruments. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

(10)	EXPLORATION STAGE COMPANY

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $8,000,000. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)	NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. Options to acquire 2,166,666 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(12)	CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos (USD).  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(13)	COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $2.35 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $4.15 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(14)	OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, the Company has paid Option Fees of $405,000, along with associated costs of $20,000.

The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended. The Company did not exercise the option to purchase 20% of the Joint Venture on April 24, 2012 and accordingly $425,000 of prepaid option fees have been expensed.

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

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In March 2011, the Company appointed Simon Lee as Chief Financial Officer. Peter Lee resigned as Chief Financial Officer but has agreed to remain as Secretary.  Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and are considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the State of Delaware through a merger involving Liquid Financial Engines, Inc. and Aurum, Inc., with Aurum being the surviving entity.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held, 55,105 acre Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”), which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may, spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI, enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option, extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended. This extension has allowed the completion of a drilling program to enable adequate assessment of the concession area before the decision to exercise the option is taken. The Company has not exercised the option to purchase 20% of the Joint Venture.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $8,000,000 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2012 vs. Three Months Ended April 30, 2011.

Costs and expenses increased from $794,847 in the three months ended April 30, 2011 to $1,269,562 in the three months ended April 30, 2012. The increase in costs and expenses is a net result of:

a)
a increase in legal, accounting and professional expense from $8,641 for the three months ended April 30, 2011 to $9,217 for the three months ended April 30, 2012, primarily due to a small increase in accounting fees.

b)
a decrease in administrative expenses from $78,941 in the three months ended April 30, 2011 to $67,663 in the three months ended April 30, 2012, is primarily as a result of a decrease in overseas travel and accommodation from $24,436 to $10,800 offset by an increase in the cost of insurance of $6,948 of which there was no cost for the three months ended 30 April, 2011.

c)
a decrease in stock based compensation from $248,800 in the three months ended April 30, 2011 to $120,714 in the three months ended April 30, 2012. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods. See note 8 to the financial statements included in Item 1.

d)
an increase in exploration expenditure expense from $458,465 for the three months ended April 30, 2011 to $1,071,968 for the three months ended April 30, 2012. The primary reason for the increase is due to the option fees of $425,000 being fully expensed and written off as a result of the LIMO Deed expiry. (See note 14 to the financial statements included in Item 1).  The exploration costs also include salaries for our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations increased from $794,847 for the three months ended April 30, 2011 to $1,269,562 for the three months ended April 30, 2012.

The Company recorded a foreign currency exchange gain of $53,812 for the three months ended April 30, 2012 compared to a foreign currency exchange loss of $191,358 for the three months ended April 30, 2011, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $29 for the three months ended April 30, 2011 to $2 for the three months ended April 30, 2012.

The net loss was $1,215,747 for the three months ended April 30, 2012 compared to a net loss of $986,177 for the three months ended April 30, 2011.

Six Months Ended April 30, 2012 vs. Six Months Ended April 30, 2011.

Costs and expenses increased from $1,875,726 in the six months ended April 30, 2011 to $2,271,759 in the six months ended April 30, 2012. The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $38,320 for the six months ended April 30, 2011 to $26,827 for the six months ended April 30, 2012, primarily as a result of a decrease in legal fees. In the six months ended April 30, 2011 the Company incurred legal fees for the establishment of the Century Thrust Joint Venture agreement and associated compliance requirements which were not necessary for the six months ended April 30, 2012.

b)
an increase in administrative expenses from $115,639 in the six months ended April 30, 2011 to $192,689 in the six months ended April 30, 2012, primarily as a result of the following: an increase in filing costs to the SEC from $9,322 to $15,706; the cost of insurance of $10,296 of which there was no cost for the six months ended April 30, 2011; increase in overseas travel and accommodation from $24,436 for the six months ended April 30, 2011 to $52,174 for the six months ended April 30, 2012; and increase in direct costs charged to the Company which increased from $99,273 to $167,904 due to the increased activities by management in relation to our Century Thrust Joint Venture.

c)
a decrease in stock based compensation from $1,035,780 in the six months ended April 30, 2011 to $401,919 in the six months ended April 30, 2012. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods. See note 8 to the financial statements included in Item 1.

d)
an increase in exploration expenditure expense from $685,987 for the six months ended April 30, 2011 to $1,650,324 for the six months ended April 30, 2012. The primary reason for the increase is due to the option fees of $425,000 being fully expensed as a result of the LIMO Deed expiry. (See note 14 to the financial statements included in Item 1).The exploration costs also include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations increased from $1,875,726 for the six months ended April 30, 2011 to $2,271,759 for the six months ended April 30, 2012.

The Company recorded a foreign currency exchange gain of $68,060 for the six months ended April 30, 2012 compared to a foreign currency exchange loss of $204,251 for the six months ended April 30, 2011, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $46 for the six months ended April 30, 2011 to $3 for the six months ended April 30, 2012.

The net loss was $2,203,696 for the six months ended April 30, 2012 compared to a net loss of $2,079,931 for the six months ended April 30, 2011.

Liquidity and Capital Resources

For the six months ended April 30, 2012, net cash used in operating activities was $1,453,152 consisting primarily of the net loss from operations of $2,203,696, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $401,919. Net cash used in investing activities was $nil; and net cash provided by financing activities was $1,457,143 being advances from affiliates.

As of April 30, 2012 the Company has short term obligations of $135,210 comprising accounts payable and accruals.

The Company has $10,308 in cash at April 30, 2012.

The Company may fund up to $6.5 million in exploration expenditure, of which $2.35 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company has entered into a Deed of Agreement which grants the Company an option to purchase 20% of LIMO’s interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended.  The Company has not exercised the option to purchase 20% of the Joint Venture.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011,
●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	The political, governmental and regulatory risks affecting mineral exploration activities in foreign countries,
●	The effects of environmental and other governmental regulations, and
●	Uncertainty as to whether financing will be available to enable further exploration and development.
●	Movements in foreign exchange rates,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	Our ability to enter into key exploration agreements and the performance of contract counterparties.

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

At April 30, 2012, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At April 30, 2012, this amounted to A$4,689. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$48 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosure.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Joseph Lee
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Simon Joseph Lee
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

By: /s/ Joseph Gutnick
Joseph Gutnick
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Craig Michael
Craig Michael
Director

By: /s/ Simon Lee
Simon Lee
Chief Financial Officer
(Principal Financial Officer)

Dated June 11, 2012

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Joseph Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Simon Joseph Lee