Form 10-Q
period 2012-07-31
Aurum, Inc.
filed 2012-09-07
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended July 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of September 7, 2012.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Aurum, Inc. (“Aurum” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2012, the results of its operations for the three and nine month periods ended  July 31, 2012 and July 31, 2011 and for the cumulative period September 29, 2008 (inception) through July 31, 2012, and the changes in its cash flows for the nine month periods ended July 31, 2012 and July 31, 2011 and for the cumulative period September 29, 2008 (inception) through July 31, 2012, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	July 31, 2012 US$ (unaudited)	October 31, 2011 US$

ASSETS

Current Assets:
Cash	54,096	10,133
Receivables	5,506	1,362
Prepayments	34,699	29,916
Prepaid option fees (Note 14)	-	425,000
Total Current Assets	94,301	466,411

Non Current Assets:
Property and equipment (Note 3)	38,296	68,886
Total Non Current Assets	38,296	68,886

Total Assets	132,597	535,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	131,651	182,413
Total Current Liabilities	131,651	182,413

Non Current Liabilities:
Advances from affiliates (Note 4)	6,280,901	4,174,304
Total Non Current Liabilities	6,280,901	4,174,304

Total Liabilities	6,412,552	4,356,717

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at July 31, 2012 and October 31, 2011.	10,560	10,560
Additional Paid-in-Capital	2,541,152	2,016,716
Retained (Deficit) during exploration stage	(8,741,658)	(5,758,687)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(6,279,955)	(3,821,420)

Total Liabilities and Stockholders’ Equity (Deficit)	132,597	535,297

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended July 31, 2012	For the three months ended July 31, 2011	For the nine months ended July 31, 2012	For the nine months ended July 31, 2011	For the period from inception September 29, 2008 to July 31, 2012
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	11,243	17,422	38,070	55,743	222,750
Administration expenses	59,108	78,511	251,797	194,150	703,408
Stock based compensation	122,517	662,754	524,436	1,698,534	2,530,112
Exploration expenditure	534,092	854,980	2,184,415	1,540,967	5,004,237
Donations	-	-	-	-	100,000
Interest expense	-	-	-	-	14
Total costs and expenses	726,960	1,613,667	2,998,718	3,489,394	8,560,521

(Loss) from operations	(726,960)	(1,613,667)	(2,998,718)	(3,489,394)	(8,560,521)
Foreign currency exchange gain (loss)	(52,316)	(50,188)	15,744	(254,438)	(270,680)
Other income - interest	-	42	3	88	134
(Loss) before income taxes	(779,276)	(1,663,813)	(2,982,971)	(3,743,744)	(8,831,067)
Provision for income taxes	-	-	-	-	-

Net (loss)	(779,276)	(1,663,813)	(2,982,971)	(3,743,744)	(8,831,067)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.02)	(0.03)	(0.04)	(0.08)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	104,381

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	524,436	-	-	524,436

Net (loss)	-	-		(2,982,971)	-	(2,982,971)
Balance, July 31, 2012	105,600,000	10,560	2,541,152	(8,741,658)	(90,009)	(6,279,955)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2012 US$	Nine months ended July 31, 2011 US$	For the period from inception September 29, 2008 to July 31, 2012 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(2,982,971)	(3,743,744)	(8,831,067)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	524,436	1,698,534	2,530,112
Foreign currency exchange (gain) loss	(15,744)	254,438	268,663
Depreciation	30,590	20,853	68,159
Net change in:
Prepayments	420,217	(28,285)	(34,699)
Receivables	(4,144)	(9,500)	(5,506)
Accounts payable and accrued expenses	(50,762)	85,912	131,651

Net Cash (Used) in Operating Activities	(2,078,378)	(1,721,792)	(5,872,687)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(84,466)	(106,455)
Option fees paid	-	(290,000)	-

Net Cash (Used) in Investing Activities	-	(374,466)	(106,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliates	2,128,288	2,098,062	6,020,952

Net Cash Provided by Financing Activities	2,128,288	2,098,062	6,041,952

Effect of exchange rate on cash	(5,947)	970	(8,714)

Net increase in cash	43,963	2,774	54,096

Cash at beginning of period	10,133	39,059	-

Cash at end of period	54,096	41,833	54,096

Supplemental Disclosures
Interest Paid	-	-	14

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2012
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of July 31, 2012.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”), which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within five years (see note 13).

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI would have enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for a consideration of $55,000 for each month extended (see note 14). The Company decided not to exercise the option to purchase 20% of the Joint Venture.

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

		At July 31, 2012			At October 31, 2011
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,383)	447
Computer Equipment	1-3	101,975	(63,930)	38,045	101,975	(34,031)	67,944
Furniture	1-2	650	(399)	251	650	(155)	495
		106,455	(68,159)	38,296	106,455	(37,569)	68,886

The depreciation expense for the nine months ended July 31, 2012 amounted to $30,590 and for the nine months ended July 31, 2011 amounted to $20,853.

(4)	AFFILIATE TRANSACTIONS

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

During the nine months ended July 31, 2012, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $1,968,097. The amounts owed to AXIS as of July 31, 2012 and October 31, 2011 were $6,142,401 and $4,174,304 respectively and are reflected in non-current liabilities - advances from affiliates. During the three and nine months ended July 31, 2012 and 2011, AXIS did not charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings, but this may not occur within the next 12 months. AXIS has agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

During the nine months ended July 31, 2012, the Managing Director – Laos advanced the Company $138,500 which was included in Advances from Affiliates at July 31, 2012.

(5)	GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of Aurum as a going concern. Aurum has incurred net losses since inception and may continue to incur substantial and increasing losses for the next several years, all of which raises substantial doubt as to its ability to continue as a going concern.

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

The retained deficit of the Company from inception (September 2008) through July 31, 2012 amounted to $8,831,667.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

Following US GAAP requirements associated with uncertainty in income taxes, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. As of July 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States. The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately US$1,405,000 which would expire in years 2029 through 2030.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Outstanding at October 31, 2011 and Jul 31, 2012	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 8 1/4 years. At July 31, 2012 there are 1,666,666 options exercisable.

The total value of the outstanding unvested options equates to $127,736 and is being amortised over the vesting periods.

For the nine months ended July 31, 2012, the amortization amounted to $338,778.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Outstanding at October 31, 2011 and July 31, 2012	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 5 1/2  years. At July 31, 2012 there are 500,000 options exercisable.

The total value of the outstanding unvested options equates to $71,320 and is being amortised over the vesting periods.

For the nine months ended July 31, 2012, the amortization amounted to $185,658.

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

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $8,800,000. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

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

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $2.80 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $3.70 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(14)	OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, the Company has paid Option Fees of $405,000, along with associated costs of $20,000.

The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for a consideration of $55,000 for each month extended. The Company did not exercise the option to purchase 20% of the Joint Venture on April 24, 2012 and accordingly $425,000 of prepaid option fees have been expensed (see note 1).

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”), which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest Aurum may be required to spend US$6.5 million on exploration within five years. Through July 31, 2012 $2.8 million has been spent.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI, would have enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option, extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended. This extension allowed the completion of a drilling program to enable adequate assessment of the concession area before the decision to exercise the option was taken. On April 24, 2012, the Company decided not to exercise the option to purchase 20% of the Joint Venture.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $8,800,000 which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2012 vs. Three Months Ended July 31, 2011.

Costs and expenses decreased from $1,613,667 in the three months ended July 31, 2011 to $726,960 in the three months ended July 31, 2012. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $17,422 for the three months ended July 31, 2011 to $11,243 for the three months ended July 31, 2012, primarily due to a decrease in Delaware franchise taxes of $6,500 and accounting fees of $3,398, which have been partially offset by an increase in corporate secretarial costs of $4,143.

b)
a decrease in administrative expenses from $78,511 in the three months ended July 31, 2011 to $59,108 in the three months ended July 31, 2012, is primarily as a result of a decrease in direct costs charged to the Company by Axis from $52,791 to $44,581; no overseas travel and accommodation costs for this quarter compared to costs of $12,655 for the 3 months ending July 31, 2011; a decrease in freight and stationary costs from $2,386 to $95, offset by an increase in compliance costs from $4,420 to $7,483 .

c)
a decrease in stock based compensation from $662,754 in the three months ended July 31, 2011 to $122,517 in the three months ended July 31, 2012. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods. See note 8 to the financial statements included in Item 1.

d)
a decrease in exploration expenditure expense from $854,980 for the three months ended July 31, 2011 to $534,092 for the three months ended July 31, 2012. The decrease is primarily due to the reduced exploration activities for the quarter ending July 31, 2012 in comparison to prior periods.  The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.  In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $1,613,667 for the three months ended July 31, 2011 to $726,960 for the three months ended July 31, 2012.

The Company recorded a foreign currency exchange loss of $52,316 for the three months ended July 31, 2012 compared to a foreign currency exchange loss of $50,188 for the three months ended July 31, 2011, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $42 for the three months ended July 31, 2011 to $0 for the three months ended July 31, 2012.

The net loss was $779,276 for the three months ended July 31, 2012 compared to a net loss of $1,663,813 for the three months ended July 31, 2011.

Nine Months Ended July 31, 2012 vs. Nine Months Ended July 31, 2011.

Costs and expenses decreased from $3,489,394 in the nine months ended July 31, 2011 to $2,998,718 in the nine months ended July 31, 2012. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $55,743 for the nine months ended July 31, 2011 to $38,070 for the nine months ended July 31, 2012, is due to: a decrease in legal fees of $16,134 as legal fees were incurred for the establishment of the Century Thrust Joint Venture agreement and associated compliance requirements in the nine months ended July 31, 2011; a decrease in accounting fees of $4,643; and an increase in tax consulting fees of $3,201.

b)
an increase in administrative expenses from $194,150 in the nine months ended July 31, 2011 to $251,797 in the nine months ended July 31, 2012, primarily as a result of (i) an increase in direct costs charged to the Company by AXIS which increased from $120,878 to $153,760 primarily as a result of increased management activities related to the Century Thrust Joint Venture Agreement; (ii) an increase in filing costs to the SEC from $13,350 to $23,189; (iii) increased insurance costs from $2,220 to $16,605; and (iv) increase in overseas travel and accommodation of $15,082 from $37,092 for the nine months ended July 31, 2011 to $52,174 for the nine months ended July 31, 2012.  These costs have been offset by decreases in: freights costs from $3,274 to $183; a decrease of $1,963 in IT system maintenance costs from $4,070 to $2,107; and a decrease of $3,672 in entertainment expenses as no such costs were incurred for the period ending July 31, 2012.

c)
a decrease in stock based compensation from $1,698,534 in the nine months ended July 31, 2011 to $524,436 in the nine months ended July 31, 2012. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods. See note 8 to the financial statements included in Item 1.

d)
an increase in exploration expenditure expense from $1,540,967 for the nine months ended July 31, 2011 to $2,184,415 for the nine months ended July 31, 2012. The primary reason for the increase is due to the option fees of $425,000 being fully expensed as a result of the LIMO Deed expiry. (See note 14 to the financial statements included in Item 1).The exploration costs also include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $3,489,394 for the nine months ended July 31, 2011 to $2,998,718 for the nine months ended July 31, 2012.

The Company recorded a foreign currency exchange gain of $15,744 for the nine months ended July 31, 2012 compared to a foreign currency exchange loss of $254,438 for the nine months ended July 31, 2011, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $88 for the nine months ended July 31, 2011 to $3 for the nine months ended July 31, 2012.

The net loss was $2,982,971 for the nine months ended July 31, 2012 compared to a net loss of $3,743,744 for the nine months ended July 31, 2011.

Liquidity and Capital Resources

For the nine months ended July 31, 2012, net cash used in operating activities was $2,078,378 consisting primarily of the net loss from operations of $2,982,971, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $524,436. Net cash used in investing activities was $nil; and net cash provided by financing activities was $2,128,288 being advances from affiliates.

As of July 31, 2012 the Company has short term obligations of $131,651 comprising accounts payable and accruals.

The Company has $54,096 in cash at July 31, 2012.

The Company may fund up to $6.5 million in exploration expenditure, of which $2.80 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. The Company has entered into a Deed of Agreement which grants the Company an option to purchase 20% of LIMO’s interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended.  The Company has not exercised the option to purchase 20% of the Joint Venture.

As of December 31, 2011, the Company had completed its initial drilling program on the Joint Venture tenements and is currently compiling assay results. Depending upon available capital resources, the Company may conduct additional exploration drilling programs during 2012 on the Joint Venture.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

•	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011,
•	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
•	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
•	The political, governmental and regulatory risks affecting mineral exploration activities in foreign countries,
•	The effects of environmental and other governmental regulations, and
•	Uncertainty as to whether financing will be available to enable further exploration and development.
•	Movements in foreign exchange rates,
•	Performance of information systems,
•	Ability of the Company to hire, train and retain qualified employees,
•	Our ability to enter into key exploration agreements and the performance of contract counterparties.

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

At July 31, 2012, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At July 31, 2012, this amounted to A$50,073. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$519 effect on the balance sheet and income statement.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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
Simon Lee
Chief Financial Officer
(Principal Financial Officer)

Dated September 7, 2012

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