Form 10-K
period 2012-10-31
Aurum, Inc.
filed 2013-01-29
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: October 31, 2012
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$4,000,000 as at April 30, 2012.

There were 105,600,000 outstanding shares of Common Stock as of January 24, 2013.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of gold and other mineral prices,
▪	availability of financing,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient transportation, power and water resources, and
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

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

In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In March 2011, the Company appointed Simon Lee as Chief Financial Officer. Peter Lee resigned as Chief Financial Officer but agreed to remain as Secretary. In June, 2011, the Company appointed Craig Michael as Chief Executive Officer and accepted his resignation in April 2012,

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and are considered to be in the exploration stage.

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

Aurum has a registered representative office and an experienced mineral exploration team based in the capital city Vientiane. Exploration activities officially began in September 2009 and the Company has quickly rationalised target mineralisation styles for project generation and defined appropriate regions in which to stake mineral claims. The current exploration strategy is to target gold deposits which are ideally greater than 1 million ounces of gold, and copper deposits greater than 800,000 tonnes of contained copper. The following mineralisation styles have been targeted as the most prospective in Laos:

●	Sediment Hosted gold, Carlin Style gold, i.e. Sepon Mine, Laos.
●	Epithermal gold, i.e. Chatree Mine, Thailand.
●	Granite Related, Hydrothermal/Mesothermal gold, i.e. Lak Sao area, Laos.
●	Skarn copper/gold, i.e. Phu Kham Mine, Laos.
●	Supergene Exotic copper, i.e. Sepon Mine, Laos.
●	Porphyry gold/copper/molybdenum, i.e. Sepon Mine, Laos.

Recognition of the potential size of the resource endowment contained in the Loei-Luang Prabang belt (See Figure 1) is growing due to the recent history of major discoveries and mining developments by companies that Aurum is not affiliated with. On the Thailand side of the belt several prominent and highly profitable mining operations and feasibility stage projects are currently underway, including Kingsgate Consolidated's Ltd expanding Chatree gold mine and PanAust Ltd’s Puthep Cu-Au deposit  (See Figure 1).  On the  Laos side, PanAust Ltd has two active mining operations, Phu Kham Cu-Au mine and Ban Houayxai Au mine, and an impressive portfolio of advanced stage exploration/resource projects. In addition to these major projects, there are numerous mineral occurrences with small scale mining operations all along the Loei-Luang Prabang belt. This list of significant resource and mine developments coupled with the highly underexplored nature of Laos highlights the exciting mineral potential of this region.

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which grants Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended.  The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

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
LAOS
AUSTRALIA
Ban Houayxai
PanAust
Gold/Silver
Phu Kham
PanAust
Gold/Copper
Gulf of Tokin
CENTURY BLOCK
Vientiane
TRUONGSON BELT
LOEI - LUANGPRABANG FOLD BELT
Puthep
PanAust
Gold/Copper
LAOS
Chatree
Kingsgate
Gold/Silver
Sepon
MMG
Gold
Copper
Silver
Bong Mieu
Olympus
Gold
THAILAND
Phuc Son
Olympus
Gold
Bangkok
CAMBODIA
0
100
200
kilometers
Acid igneous rcoks
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

Aurum prioritised this year’s exploration efforts on the Century prospect areas of Nam Hone followed by Khohke, Ang Noi and Houay Khouay (See Figure 2). At Nam Hone an extensive 1,300 hole soil auger program is now complete. This program has completed infill sampling across the full extent of the known gold in soil anomaly previously identified by Argonaut Resources NL and had been extended to the north with a total of 2,107 assay results collected. During 2011 an initial 8 hole diamond core drilling program, for a total of 2,435 metres, was completed at Nam Hone and a small 2 hole program, for a total of 330 metres was completed at Khohke. During 2012, geological logging, cutting, sampling and assaying of core was completed with 3,099 samples assayed by fire assay at the ALS facility in Vientiane. Four trenches for a total of 1,354 metres were completed, mapped and sampled at Nam Hone and have been incorporated into the detailed geochemistry at Nam Hone. All new and previous results are being incorporated into a preliminary estimate of mineralized material at Nam Hone. During the first quarter of 2013, interpretation and assessment of all results will occur to enable planning of further exploration programs for the 2013 dry season.

Figure 2. Gold soil geochemistry and prospect location.

Employees

Mr. Chris Gerteisen is the Managing Director of the Laos operations which will manage all the activities of Aurum in Laos. Mr Gerteisen has over 15 years’ experience working as an international geology professional and entrepreneur, managing a variety of challenging resource projects across South-East Asia, Australia, and North America, and focussed on a wide range of commodities, including gold and copper. Through his technical contributions and management skills, Mr Gerteisen played a significant role in the successful start-up, operations, and exploration which resulted in further mine-life extending discoveries at several prominent projects in the Australasian region, including Oxiana’s Sepon and PanAust’s Phu Kham in Laos. He has been based in Laos for almost 10 years giving him an intimate knowledge of the local language, culture, and business environment.

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

We use temporary employees for some of our activities. The services of our President, Chairman, Chief Executive Officer and Director, Joseph Gutnick, Director, Craig Michael, our Chief Financial Officer, Simon Lee and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from August 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

The report of our independent registered public accounting firm on our financial statements as of October 31, 2012 and 2011, and for the years ended October 31, 2012 and 2011, and for the cumulative period September 29, 2008 to October 31, 2012, includes an explanatory paragraph discussing our ability to continue as a going concern. This paragraph indicates that we have limited assets, limited working capital, have not yet commenced revenue producing operations and have accumulated losses of $9,379,876 which could raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If We Define An Economic Ore Reserve And Achieve Production, It Will Decline In The Future. An Ore Reserve Is A Wasting Asset.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed.  Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining unless this Company is successful in near mine site exploration to extend the life of the mining operation. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an ongoing business. Our success in continuing to develop reserves, if any, will affect the value of your investment.

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

Approximately 96% Of Our Common Stock Is Controlled By Our Chairman, President and Chief Executive Officer Who Has The Ability To Appoint Our Board Of Directors And Determine Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman, President and Chief Executive Officer, beneficially owned 101.6 million shares of our common stock, which represented 96% of our shares outstanding as of January 24, 2013. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2012. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at January 24, 2013, there were 101,600,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B           Unresolved Staff Comments

As of October 31, 2012, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Item 4              Mine Safety Disclosures

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

Calendar Period	High Bid (1)	Low Bid (1)

2011
First Quarter	1.30	1.30
Second Quarter	1.30	1.30
Third Quarter	1.31	1.30
Fourth Quarter	1.30	1.21

2012
First Quarter	1.21	1.15
Second Quarter	1.15	1.00
Third Quarter	1.00	0.25
Fourth Quarter	0.50	0.11

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2012 and as at January 24, 2013, there were 105,600,000 shares of common stock issued and outstanding.

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

Shareholders

As of October 31, 2012 the Company had approximately 30 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6              Selected Financial Data

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2012 and the balance sheet data at October 31, 2012 and 2011 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies LLP (“PKF”). The selected financial data should be read in conjunction with our financial statements for each of the years in the two-year period ended October 31, 2012, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2012 US$	2011 US$

Revenues	-	-
	-	-

Costs and expenses	3,618,455	4,575,626

(Loss) from operations	(3,618,455)	(4,575,626)

Foreign currency exchange (loss)	86,672	(201,771)
Other income - interest	3	106
Provision for income taxes	-	-

Net (loss)	(3,531,780)	(4,777,291)

	$	$
Net (loss) per share	(0.03)	(0.05)

Weighted average number of shares outstanding (000’s)	105,600	105,600

Balance Sheet Data
	$	$
Total assets	86,620	535,297
Total liabilities	(6,792,867)	(4,356,717)

Stockholders’ equity (deficit)	(6,706,247)	(3,821,420)

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

Year ended
October 31

2011	US$1.00	=	A$0.93400
	US$1.00	=	LAK$7929.07
	US$1.00	=	BHT$30.0664

2012	US$1.00	=	A$0.9655
	US$1.00	=	LAK$8,001.23
	US$1.00	=	BHT$30.7208

Results of Operations

Year ended October 31, 2012 versus Year ended October 31, 2011

We are an exploration stage company and have not generated any revenues since inception.

Total costs and expenses have decreased from $4,575,626 for the year ended October 31, 2011, to $3,618,455 for the year ended October 31, 2012.  The decrease was a result of:

i)
A decrease in legal, accounting and professional costs from $74,470 in fiscal 2011 to $39,521 in fiscal 2012, primarily as a result of (i) a decrease in legal expenses from $25,459 to $2,243 as the fiscal year of 2011 incurred costs relating to the Century Thrust Joint Venture Agreement; (ii) a decrease in corporate secretarial costs from $12,661 to $8,896; (iii) a decrease in accounting fees from $6,448 to $1,650 as fiscal 2011 included accounting and tax fees for the 2010 and 2011 years; and (iii) a decrease in audit fees from $28,125  to $26,730.

ii)
An increase in administrative costs from $311,277 in fiscal 2011 to $314,889 in fiscal 2012 is as a result of: (i) increased insurance costs from $5,569 to $22,788; (ii) an increase in public relation costs from $84 to $1,438: and (iii) an increase in direct costs charged to the Company by AXIS from $255,754 to $268,329 due to increased management activities relating to the Century Thrust Joint Venture Agreement.  These costs have been offset by (i) a decrease in contractor and consultant costs from $14,676 to $569; (ii) a decrease in entertainment expenses from $3,672 to $0; (iii) a decrease in IT support costs from $5,264 to $2,555; (iv) a decrease in freight costs from $2,497 to $183;and (v) an increase in corporate services from $573 to $2,464.

iii)
A decrease in stock based compensation expense from $2,005,676 in fiscal 2011 to $646,953 in fiscal 2012. The decrease is due to options being fully vested in the fiscal year of 2012. See Note 12 to the Company’s Financial Statements which are included elsewhere in this Annual Report.

iv)
An increase in the exploration expense from $2,184,203 in fiscal 2011 to $2,617,093 in fiscal 2012. The exploration costs include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. Work continued on our Century Thrust Joint Venture in addition to sourcing other potential exploration targets during fiscal 2012.

As a result of the foregoing, the loss from operations decreased from $4,575,626 for the year ended October 31, 2011 to $3,618,455 for the year ended October 31, 2012.

The Company recorded a foreign currency exchange gain of $86,672 for the year ended October 31, 2012 compared to a foreign currency exchange loss of $201,771 for the year ended October 31, 2011, primarily due to revaluation of amounts payable to affiliates.

The Company recorded a decrease in interest income from $106 for the year ended October 31, 2011 to $3 for the year ended October 31, 2012.

The net loss was $3,531,780 for the year ended October 31, 2012 compared to a net loss of $4,777,291 for the year ended October 31, 2011.

Liquidity and Capital Resources

For the year ended October 31, 2012, net cash used in operating activities was $2,533,977 consisting primarily of the net loss from operations of $3,531,780, which was offset primarily by a non-cash cost charge relating to employee options issued for stock based compensation of $646,953 and the write off of prepaid option fees of $425,000. Net cash provided by financing activities was $2,522,687 being advances from affiliates.

As of October 31, 2012 the Company has short term obligations of $162,670 comprising accounts payable and accruals.

The Company has $18,721 in cash at October 31, 2012.

The Company may fund up to $6.5 million in exploration expenditure, of which $3.19 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company entered into a Deed of Agreement which granted the Company an option to purchase 20% of LIMO’s interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the option to April 24, 2012, for a consideration of $55,000 for each month extended .The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through fiscal 2013 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

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

Under the U.S. Australia tax treaty, a U.S. corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

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

At October 31, 2012, the Company had no outstanding borrowings under Loan Facilities.

Item 8.                Financial Statements

See F Pages

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2012.

Item 9A              Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2012.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B              Other Information

None.

PART III

Item 10.              Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	60	Chairman of the Board, President, Chief Executive Officer and Director
Craig Michael	35	Director
Simon Lee	42	Chief Financial Officer and Principal Accounting Officer
Peter Lee	55	Secretary

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have demonstrated an ability to exercise sound judgment, as well as a commitment of service to Aurum and our Board. Finally, we value their significant experience in the mining industry and other public and board committees.

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since July 2009, and has been the Chief Executive Officer since April 2012. In addition, Mr. Gutnick was Chief Executive Officer from July 2009 until June 2011. He has been a Director of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President, Director and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), Consolidated Gems, Inc., which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corp, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and Executive Chairman of Paradise Phosphate Limited. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Craig Michael

Mr. Michael has been a Director since January, 2010 and was Chief Executive Officer from June 2011 until April 2012. He has over 11 years’ experience as a geology professional in the mining and resources industry. He is currently a Director of Merlin Diamonds Limited and Chief Executive Officer and Director of Paradise Phosphate Limited.  His previous work was with Oxiana Ltd, an international mining company with operations in South East Asia and Australia.  From 2004 to 2007, Mr. Michael was based in Laos in senior management positions as a Supervisor/Trainer, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project, Savannakhet Province, Lao P.D.R. In conjunction with training the national geologic staff in all mining and resource geology functions, Mr. Michael also conducted resource estimates for public reporting and was responsible for the geological interpretation of the Khanong copper-gold deposit, and the surrounding oxide and primary gold deposits. During his four years based in Laos, Mr. Michael became fluent in the Lao language and became well acquainted with the unique Lao culture and people. These skills enabled Mr. Michael to understand how businesses operated in Laos and he subsequently developed strong business relationships and government liaison networks.

Mr. Michael’s qualifications and understanding of the Lao geology and under-explored nature of Laos provides valuable knowledge to our Board.

Simon Lee

Mr. Simon Lee has been Chief Financial Officer and Principal Accounting Officer since March 31, 2011. Mr. Lee has over 20 years’ experience in business and finance. Mr. Lee was previously a Partner in the Chartered Accounting firm Romanis Cant for five years, and was a Senior Manager for the preceding two years, where he gained extensive experience in a number of industries and disciplines. Mr. Lee is a Member of CPA Australia, a Certificated Member of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors, a Registered Tax Agent with the Australian Taxation Office and holds a Bachelor of Business (Accounting) from Deakin University. Mr. Lee is currently the General Manager Finance for Legend International Holdings, Inc., Golden River Resources Corporation, Consolidated Gems, Inc., which are US corporations listed on the OTC market in the USA; Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange and Chief Financial Officer of Paradise Phosphate Limited.

Peter Lee

Mr. Peter Lee has been Secretary since July 2009 and was previously Chief Financial Officer and Principal Accounting Officer from July 2009 to March 2011. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Consolidated Gems, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corp and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, Director, CFO and Secretary of Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange; and a Director of Acadian Mining Corporation listed on the Toronto Stock Exchange and Secretary of Paradise Phosphate Limited.

The Company’s Directors have been appointed for a one-year term which expires in May 2013.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors consists of two directors. During fiscal 2012, our Board of Directors did not meet. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2012, one resolution in writing was signed by all Directors.

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

Audit Committee

At October 31, 2012, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At October 31, 2012, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.

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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2012 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11.              Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Executive Chairman and Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2012 and October 31, 2011. No other executive officer received more than US$100,000 per annum during this period. The amounts listed  below were paid by us to AXIS, which provides the services of Messrs. Gutnick and Michael.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	20122011	$10,637 $40,463	- -	- -	- -	- -	- -	- -	$10,637 $40,463
Craig Michael, Director and CEO(2)	2012 2011	$10,639 $23,354	-	-	-	-	-	-	$10,639 $23,354

1.	Joseph Gutnick appointed July 23, 2009, resigned as CEO on June 6, 2011 and reappointed on April 30, 2012.
2.	Craig Michael was appointed on June 6, 2011 and resigned as CEO on April 30, 2012.

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

Any employee, director, officer, consultant of or to the Company or an affiliated entity (including a company that becomes an affiliated entity after the adoption of the 2010 Plan) is eligible to participate in the 2010 Plan if the Board, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the success of the Company or an affiliated entity. During any one year period, no participant is eligible to be granted options to purchase more than 5% of our issued and outstanding shares of common stock or if they provide investor relations activities, or are a consultant to the Company, 2% of the issued and outstanding shares of common stock in any 12 month period.

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

There are no current plans or arrangements to grant any options under the 2010 Plan other than those already issued.

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2012.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of October 31, 2012, information regarding options under our 2010 stock option plan, our only active plan.  The 2010 Plan has not been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,250,000	$1.00	7,635,000

Total	3,250,000 (1)		7,635,000 (1)

(1)	The maximum number of shares available for issuance under the 2010 stock option plan is equal to 10% of the issued and outstanding shares (on a fully diluted basis) of common stock, at any time.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of January 24, 2013.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Craig Michael Simon Lee Peter Lee	101,600,000 (2) - - -	96.21 - - -
	All officers and Directors as a group	101,600,000	96.21
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 105,600,000 shares outstanding as of January 24, 2013. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which Mr Joseph Gutnick is the sole Director and stockholder.

Item 13.              Certain Relationships and Related Transactions and Director Independence

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend International Holdings, Inc., Quantum Resources Limited, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., Consolidated Gems Inc., and Acadian Mining Corporation.

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

During the year ended October 31, 2012, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $253,294 (2011: $320,051), and advanced the Company $2,029,099 (2011: $2,774,981).  At October 31, 2012, the Company owed AXIS $6,456,697 (2011: $4,174,304). During the year ended October 31, 2012 the Manager of the Laos operations advanced the Company $173,500. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. The affiliates operations have agreed not to require repayment of these advances prior to October 31, 2013, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets

Transactions with Management.

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

Item 14.                Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF for fiscal 2012 and 2011.

	2012	2011

Audit fees	$35,000	$28,000
Audit related fees	-	-
Tax fees	$6,000	$6,777
Total	$41,000	$34,777

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

Dated:  January 25, 2013

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman, President and
	Joseph Gutnick	Chief Executive Officer.	January 25, 2013

2.	/s/ Craig Michael	Director
	Craig Michael		January 25, 2013

3.	/s/ Simon Lee	Chief Financial Officer
	Simon Lee	(Principal Financial Officer)	January 25, 2013

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd
(4)	Exhibit 99.3	10.5	Century Thrust Management and Shareholders Agreement
(5)	Exhibit 99.2	10.6	Lao Inter Mining Options Limited Agreement
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by. Craig Michael
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Craig Michael.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Simon Lee

101
The following materials from the Aurum Inc. Quarterly Report on Form 10-K for year ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Financial Statements as of October 31, 2012 and 2011 and for the years ended October 31, 2012 and 2011.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2012 and 2011 and for the years ended October 31, 2012 and 2011.

AURUM, INC.

Financial Statements

October 31, 2012 and 2011

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aurum, Inc.

We have audited the accompanying balance sheet of Aurum, Inc. (An Exploration Stage Company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2012 and 2011 and for the cumulative period September 29, 2008 to October 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended October 31, 2012 and 2011 and for the cumulative period September 29, 2008 to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2012 the Company has limited assets, a working capital deficit, has not yet commenced revenue producing operations and has accumulated losses of approximately $9,400,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
January 25, 2013

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet
October 31, 2012 and 2011

	2012 US$	2011 US$
ASSETS

Current Assets:
Cash	18,721	10,133
Receivables - Affiliates	14,760	1,362
Prepayments	24,298	454,916
Total Current Assets	57,779	466,411

Non-Current Assets:
Property and Equipment, net of accumulated depreciation of $77,614 and $37,569	28,841	68,886
Total Non-Current Assets	28,841	68,886

Total Assets	86,620	535,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	162,670	182,413
Total Current Liabilities	162,670	182,413

Non-Current Liabilities:
Payable to affiliates	6,630,197	4,174,304
Total Non-Current Liabilities	6,630,197	4,174,304

Total Liabilities	6,792,867	4,356,717

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at October 31, 2012 and at October 31, 2011.	10,560	10,560
Additional Paid-in-Capital	2,663,669	2,016,716
Accumulated (Deficit) during exploration stage	(9,290,467)	(5,758,687)
Accumulated (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(6,706,247)	(3,821,420)

Total Liabilities and Stockholders’ Equity (Deficit)	86,620	535,297

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended October 31, 2012 US$	Year Ended October 31, 2011 US$	For the period from inception September 29, 2008 to October 31, 2012 US$

Revenues	-	-	-

Cost and expenses

Legal, accounting & professional	39,521	74,470	224,201
Administration expenses	314,888	311,277	766,500
Consultation salaries - stock based compensation	646,953	2,005,676	2,652,629
Exploration expenses	2,617,093	2,184,203	5,436,914
Donations	-	-	100,000
Interest expense, net	-	-	14

Total costs and expenses	3,618,455	4,575,626	9,180,258

(Loss) from operations	(3,618,455)	(4,575,626)	(9,180,258)

Foreign currency exchange gain (loss)	86,672	(201,771)	(199,752)
Other income:
Interest – other	3	106	134

(Loss) before income tax	(3,531,780)	(4,777,291)	(9,379,876)

Provision for income tax	-	-	-

Net (loss)	(3,531,780)	(4,777,291)	(9,379,876)

Basic and diluted net (loss) per common equivalent shares	(0.03)	(0.05)	(0.09)

Weighted average number of common equivalent shares outstanding (000’s)	105,600	105,600	104,456

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) during exploration stage	Accumulated (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)

Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)

Balance, October 31, 2010	105,600,000	$10,560	$11,040	$(981,396)	$(90,009)	$(1,049,805)

Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)

Balance, October 31, 2011	105,600,000	$10,560	$2,016,716	$(5,758,687)	$(90,009)	$(3,821,420)
Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-	-	(3,531,780)	-	(3,531,780)

Balance, October 31, 2012	105,600,000	$10,560	$2,663,669	$(9,290,467)	$(90,009)	$(6,706,247)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2012	Year Ended October 31, 2011	For the period from inception September 29, 2008 to October 31, 2012
	US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(3,531,780)	$(4,777,291)	$(9,379,876)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Employee options issued for stock based compensation	646,953	2,005,676	2,652,629
Foreign Currency Exchange (Gain) Loss	(86,672)	201,771	197,735
Depreciation	40,044	32,179	77,614

Changes in operating assets and liabilities:
Prepayments	430,619	(28,216)	(24,297)
Receivables	(13,398)	(1,362)	(14,760)
Accounts Payable and Accrued Expenses	(19,743)	155,444	162,670
Net Cash used in Operating Activities	(2,533,977)	(2,411,799)	(6,328,285)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Property, plant & equipment	-	(85,388)	(106,455)
Options fees prepaid	-	(425,000)	-
Net Cash (used) by Investing Activities	-	(510,388)	(106,455)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of shares	-	-	21,000
Advances Payable – Affiliates	2,522,687	2,894,416	6,415,351
Net Cash Provided by Financing Activities	2,522,687	2,894,416	6,436,351

Effect of exchange rate changes on cash	19,878	(1,155)	17,110

Net Increase (Decrease) in Cash	8,588	(28,926)	18,721

Cash at Beginning of Period	10,133	39,059	-
Cash at End of Period	18,721	10,133	18,721

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2012 and 2011

(1)           ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2012.

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture (“Option”). This Agreement, in conjunction with the Management and Shareholders Agreement with AOI would have enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for a consideration of $55,000 for each month extended. (see note 14). The Company decided not to exercise the option to purchase 20% of the Joint Venture.

The Company has funded operations since inception through advances from affiliated entities. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, limited working capital, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

The Company’s ability to continue operations through fiscal 2013 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

The consolidated financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year. Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated financial statements. The Company has only one controlled entity.

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

Under the U.S. Australia tax treaty, a U.S. resident corporation such as Aurum is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

(f)	Loss per Share

The Company calculates loss per share in accordance with ASC Topic 260, “Earnings per Share”.

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share has not been presented as all the common stock equivalents are anti-dilutive (see Note 12).

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

		At October 31, 2012			At October 31, 2011
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,383)	447
Computer Equipment	1-3	101,975	(73,303)	28,672	101,975	(34,031)	67,944
Furniture	1-2	650	(481)	169	650	(155)	495
		106,455	(77,614)	28,841	106,455	(37,569)	68,886

The depreciation expense for fiscal 2012 amounted to $40,044 and for fiscal 2011 amounted to $32,179.

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

The payable to affiliates at October 31, 2012 in the amount of $6,630,197 (2011: $4,174,304) is primarily due to AXIS. During the year ended October 31, 2012, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $253,294 (2011: $320,051), and advanced the Company $2,029,099 (2011: $2,774,981). During the year ended 31 October 2012, the Manager of the Laos operations advanced the Company $173,500. The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. The affiliates have agreed not to require repayment of these advances prior to October 31, 2013, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

(6)           INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of October 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States.  The Company has available net operating losses carry forward aggregating approximately US$1,405,000 which would expire in years 2028 through 2031.

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

(8)           EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of $9,379,876. The Company’s working capital has been primarily generated from advances from an affiliated entity as well as through the sales of common stock.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2011	2,500,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2012	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 8 years. There are 1,666,666 options currently exercisable.

The total value of the outstanding unvested options equates to $40,686 and is being amortised over the vesting periods.

For fiscal 2012, the amortization amounted to $425,827.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2011	750,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2012	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 51/4 years. There are 500,000 options currently exercisable.

The total value of the outstanding unvested options equates to $35,853 and is being amortised over the vesting periods.

For fiscal 2012, the amortization amounted to $221,125.

(13)         COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $3.19 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend up to a further $3.31 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(14)         OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, the Company has paid Option Fees of $405,000, along with associated costs of $20,000.

The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended.  The Company did not exercise the option to purchase 20% of the Joint Venture on April 24, 2012 and accordingly $425,000 prepaid option fees have been expensed (see note 1).

(15)         SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.