Form 10-Q
period 2013-01-31
Aurum, Inc.
filed 2013-03-15
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended January 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of March 15, 2013.

SIGNATURES		17

EXHIBIT INDEX		18

Exh. 31.1	Certification	19
Exh. 31.2	Certification	20
Exh. 32.1	Certification	21
Exh. 32.2	Certification	22

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

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

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2013, the results of its operations for the three month periods ended January 31, 2013 and January 31, 2012 and for the cumulative period September 29, 2008 (inception) through January 31, 2013, and the changes in its cash flows for the three month periods ended January 31, 2013 and January 31, 2012 and for the cumulative period September 29, 2008 (inception) through January 31, 2013, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	January 31, 2013 US$ (unaudited)	October 31, 2012 US$

ASSETS

Current Assets:
Cash	8,238	18,721
Receivables	15,527	14,760
Prepayments	32,504	24,298
Total Current Assets	56,269	57,779

Non-Current Assets:
Property and equipment (Note 3)	20,251	28,841
Total Non-Current Assets	20,251	28,841

Total Assets	76,520	86,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	152,950	162,670
Total Current Liabilities	152,950	162,670

Non-Current Liabilities:
Advances from affiliates (Note 4)	7,083,331	6,630,197
Total Non-Current Liabilities	7,083,331	6,630,197

Total Liabilities	7,236,281	6,792,867

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at January 31, 2013 and October 31, 2012.	10,560	10,560
Additional Paid-in-Capital	2,739,823	2,663,669
Retained (Deficit) during exploration stage	(9,820,135)	(9,290,467)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(7,159,761)	(6,706,247)

Total Liabilities and Stockholders’ Equity (Deficit)	76,520	86,620

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended January 31, 2013	For the three months ended January 31, 2012	For the period from inception September 29, 2008 to January 31, 2013
	US$	US$	US$

Revenues	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	8,810	17,610	233,011
Administration expenses	66,696	125,027	833,196
Consultants salaries - stock based compensation	76,154	281,205	2,728,783
Exploration expenditure	321,892	578,356	5,758,806
Donations	-	-	100,000
Interest expense	1,215	-	1,229
Total costs and expenses	474,767	1,002,198	9,655,025

(Loss) from operations	(474,767)	(1,002,198)	(9,655,025)
Foreign currency exchange gain (loss)	(54,901)	14,248	(254,653)
Other income - interest	0	1	134
(Loss) before income taxes	(529,668)	(987,949)	(9,909,544)
Provision for income taxes	-	-	-

Net (loss)	(529,668)	(987,949)	(9,909,544)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.01)	(0.09)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	104,523

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-		(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	76,154	-	-	76,154
Net (loss)	-	-		(529,668)	-	(529,668)
Balance, January 31, 2013	105,600,000	10,560	2,739,823	(9,820,135)	(90,009)	(7,159,761)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended January 31, 2013 US$	Three months ended January 31, 2012 US$	For the period from inception September 29, 2008 to January 31, 2013 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(529,668)	(987,949)	(9,909,544)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Consultants options issued for stock based compensation	76,154	281,205	2,728,783
Foreign currency exchange (gain) loss	54,901	(14,248)	252,636
Depreciation	8,590	10,764	86,204
Net change in:
Prepayments	(8,207)	12,786	(32,504)
Receivables	(767)	(9,544)	(15,527)
Accounts payable and accrued expenses	(9,720)	(48,419)	152,950

Net Cash (Used) in Operating Activities	(408,717)	(755,405)	(6,737,002)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(106,455)
Option fees paid	-		-

Net Cash (Used) in Investing Activities	-	-	(106,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliates	398,829	762,815	6,814,180

Net Cash Provided by Financing Activities	398,829	762,815	6,835,180

Effect of exchange rate on cash	(595)	(1,070)	16,515

Net increase/(decrease) in cash	(10,483)	6,340	8,238

Cash at beginning of period	18,721	10,133	-

Cash at end of period	8,238	16,473	8,238
Supplemental Disclosures Interest Paid	1,215	-	1,229

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2013
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of January 31, 2013.

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

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). The Company’s is considered to be in the exploration stage.

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended (see note 14). In April, 2012, the Company decided not to exercise the option to purchase 20% of the Joint Venture.

The Company’s ability to continue operations through the remainder of 2013 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

		At January 31, 2013			At October 31, 2012
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(81,811)	20,164	101,975	(73,303)	28,672
Furniture	1-2	650	(563)	87	650	(481)	169
		106,455	(86,204)	20,251	106,455	(77,614)	28,841

The depreciation expense for the three months ended January 31, 2013 amounted to $8,590 and for the three months ended January 31, 2012 amounted to $10,764.

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

During the three months ended January 31, 2013, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $445,634, in addition to the Manager of the Laos operations advancing the Company $7,500. The amounts owed to affiliates as of January 31, 2013 and October 31, 2012 was $7,083,331 and $6,630,197 respectively and are reflected in non-current liabilities - advance from affiliates. Included in these amounts is $181,000 and $173,500 respectively being funds advanced by the Manager of the Laos operations. During the three months ended January 31, 2013 and 2012, the affiliates have agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

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

The retained deficit of the Company from inception (September 2008) through January 31, 2013 amounted to approximately $9.9 million .

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States. The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately US$1,405,000 which would expire in years 2028 through 2031.

The Company’s tax returns for all years since 2009 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)	STOCKHOLDERS’ EQUITY

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

(i)
Effective December 13, 2010, the Company issued 2,500,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 on December 13, 2010, 1/3 vested on November 17, 2011 and the balance vested on November 17, 2012. The exercise price of the options is US$1.00 and the latest exercise date for the options is November 17, 2020.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2012 and January 31, 2013	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 7¾ years. At January 31, 2013 there are 2,500,000 options exercisable.

For the three months ended January 31, 2013, the amortization amounted to $40,686.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011		May 1, 2011		May 1, 2011
Grant date share price	$	US$1.30	$	US$1.30		US$1.30
Vesting date	May 1, 2011		Feb 1, 2012		Feb 1, 2013
Expected life in years		3.5		4.0		4.5
Risk-free rate		2.02%		2.02%		2.02%
Volatility		100%		100%		100%
Exercise price	$	US1.00	$	US1.00	$	US1.00
Call option value	$	US0.91	$	US0.95	$	US0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Forfeited	-	-	-
Outstanding at October 31, 2012 and January 31, 2013	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 5 years. At January 31, 2013 there are 500,000 options exercisable.

The total value of the outstanding unvested options equates to $386 and is being amortised over the vesting periods.

For the three months ended January 31, 2013, the amortization amounted to $35,468.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances from affiliate. The carrying amounts of cash, receivables and payables approximates its fair values because of the short term maturities of those instruments. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

(10)	EXPLORATION STAGE COMPANY

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $9.9 million. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)	NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. Options to acquire 3,000,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(12)	CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos (USD).  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(13)	COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $3.47 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $3.03 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

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

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., with Aurum being the surviving entity.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held, 55,105 acre Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which currently exists between Argonaut and two other parties, and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI, enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option, extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended. The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $9.9 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2013 vs. Three Months Ended January 31, 2012.

Costs and expenses decreased from $1,002,198 in the three months ended January 31, 2012 to $474,767 in the three months ended January 31, 2013. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $17,610 for the three months ended January 31, 2012 to $8,810 for the three months ended January 31, 2013, primarily as a result of a decrease in legal fees. In the three months ended January 31, 2012, the Company incurred legal fees relating to the Century Thrust Joint Venture Agreement that have not been incurred for the three months ending January 31, 2013.

b)
a decrease in administrative expenses from $125,027 in the three months ended January 31, 2012 to $67,006 in the three months ended January 31, 2013, primarily as a result of an decrease in direct costs charged to the Company by AXIS which decreased from $119,212 to $60,237.

c)
a decrease in stock based compensation from $281,205 in the three months ended January 31, 2012 to $76,154 in the three months ended January 31, 2013.  In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $578,356 for the three months ended January 31, 2012 to $321,581 for the three months ended January 31, 2013. The decrease is primarily due to reduced exploration activities for the quarter ending 31 January 2013 in comparison to prior period; $165,000 of option fees being expensed as a result of the LIMO Deed were incurred for the quarter ending 31 January 2012, whereas no such costs are applicable for the current quarter; and $24,591 of contractor/consultant costs charged for the quarter ending 31 January 2012 but no such costs incurred for the current quarter. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, field work commenced in November 2012 including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $1,002,198 for the three months ended January 31, 2012 to $474,767 for the three months ended January 31, 2013.

The Company recorded a foreign currency exchange loss of $54,901 for the three months ended January 31, 2013 compared to a foreign currency exchange gain of $14,248 for the three months ended January 31, 2012, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net loss was $529,668 for the three months ended January 31, 2013 compared to a net loss of $987,949 for the three months ended January 31, 2012.

Liquidity and Capital Resources

For the three months ended January 31, 2013, net cash used in operating activities was $408,717 consisting primarily of the net loss from operations of $529,668, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $76,154. Net cash used in investing activities was $nil; and net cash provided by financing activities was $398,829 being advances from affiliates.

As of January 31, 2013 the Company has short term obligations of $152,950 comprising accounts payable and accruals.

The Company has $8,238 in cash at January 31, 2013.

The Company may fund up to $6.5 million in exploration expenditure, of which $3.47 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”).

As of December 31, 2011, the Company had completed its initial drilling program on the Century Thrust Joint Venture tenements and is currently compiling assay results. Depending upon available capital resources, the Company may conduct additional exploration drilling programs during 2013 on the Joint Venture.

The Company’s ability to continue operations through 2013, including the ability to purchase any interest in the Joint Venture, is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012,
●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	The political, governmental and regulatory risks affecting mineral exploration activities in foreign countries,
●	The effects of environmental and other governmental regulations, and
●	Uncertainty as to whether financing will be available to enable further exploration and development.
●	Movements in foreign exchange rates,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	Our ability to enter into key exploration agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2013, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At January 31, 2013, this amounted to A$5,613 A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$58 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Joseph Lee
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Simon Joseph Lee
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Dated March 15, 2013

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