Form 10-Q
period 2013-04-30
Aurum, Inc.
filed 2013-06-13
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended  April 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of June 12, 2013.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2013, the results of its operations for the three and six month periods ended  April 30, 2013 and April 30, 2012 and for the cumulative period September 29, 2008 (inception) through April 30, 2013, and the changes in its cash flows for the six month periods ended April 30, 2013 and April 30, 2012 and for the cumulative period September 29, 2008 (inception) through April 30, 2013, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	April 30, 2013 US$ (unaudited)	October 31, 2012 US$

ASSETS

Current Assets:
Cash	18,693	18,721
Receivables	19,800	14,760
Prepayments	16,245	24,298
Total Current Assets	54,738	57,779

Non Current Assets:
Property and equipment (Note 3)	12,059	28,841
Total Non Current Assets	12,059	28,841

Total Assets	66,797	86,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	190,070	162,670
Total Current Liabilities	190,070	162,670

Non Current Liabilities:
Advances from affiliates (Note 4)	7,482,049	6,630,197
Total Non Current Liabilities	7,482,049	6,630,197

Total Liabilities	7,672,119	6,792,867

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at April 30, 2013 and October 31, 2012	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,663,669
Retained (Deficit) during exploration stage	(10,266,080)	(9,290,467)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(7,605,322)	(6,706,247)

Total Liabilities and Stockholders’ Equity (Deficit)	66,797	86,620

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended April 30, 2013	For the three months ended April 30, 2012	For the six months ended April 30, 2013	For the six months ended April 30, 2012	For the period from inception September 29, 2008 to April 30, 2013
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	16,455	9,217	25,265	26,827	249,466
Administration expenses	69,853	67,663	136,860	192,689	903,360
Consultants salaries - stock based compensation	384	120,714	76,538	401,919	2,729,167
Exploration expenditure	437,403	1,071,968	758,984	1,650,324	6,195,898
Donations	-	-	-	-	100,000
Interest expense	-	-	1,215	-	1,229
Total costs and expenses	524,095	1,269,562	998,862	2,271,759	10,179,120

(Loss) from operations	(524,095)	(1,269,562)	(998,862)	(2,271,759)	(10,179,120)
Foreign currency exchange gain (loss)	78,150	53,813	23,249	68,060	(176,503)
Other income - interest	-	2	-	3	134
(Loss) before income taxes	(445,945)	(1,215,747)	(975,613)	(2,203,696)	(10,355,489)
Provision for income taxes	-	-	-	-	-

Net (loss)	(445,945)	(1,215,747)	(975,613)	(2,203,696)	(10,355,489)

Basic and diluted net (loss) per common equivalent shares	(0.00)	(0.01)	(0.01)	(0.02)	(0.10)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	104,579

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) rior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-		(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	-	76,538

Net (loss)	-	-		(975,613)	-	(975,613)
Balance, April 30, 2013	105,600,000	10,560	2,740,207	(10,266,080)	(90,009)	(7,605,322)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2013 US$	Six months ended April 30, 2012 US$	For the period from inception September 29, 2008 to April 30, 2013 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(975,613)	(2,203,696)	(10,355,489)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	76,538	401,919	2,729,167
Foreign currency exchange (gain) loss	(23,249)	(68,060)	174,487
Depreciation	16,782	20,634	94,396
Net change in:
Prepayments	8,053	447,408	(16,245)
Receivables	(5,040)	(4,154)	(19,800)
Accounts payable and accrued expenses	27,400	(47,203)	190,070

Net Cash (Used) in Operating Activities	(875,129)	(1,453,152)	(7,203,414)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(106,455)

Net Cash (Used) in Investing Activities	-	-	(106,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	879,098	1,457,143	7,294,449

Net Cash Provided by Financing Activities	879,098	1,457,143	7,315,449

Effect of exchange rate on cash	(3,997)	(3,816)	13,113

Net increase/(decrease) in cash	(28)	175	18,693

Cash at beginning of period	18,721	10,133	-

Cash at end of period	18,693	10,308	18,693

Supplemental Disclosures Interest Paid	-	-	14
See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2013
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of April 30, 2013.

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

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic (Lao P.D.R or Laos). The Company is considered to be in the exploration stage.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within the five year period ending December 10, 2015.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended (see note 14). In April 2012, the Company decided not to exercise the option to purchase 20% of the Joint Venture.

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

		At April 30, 2013			At October 31, 2012
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(89,924)	12,051	101,975	(73,303)	28,672
Furniture	1-2	650	(642)	8	650	(481)	169
		106,455	(94,396)	12,059	106,455	(77,614)	28,841

The depreciation expense for the six months ended April 30, 2013 amounted to $16,782 and for the six months ended April 30, 2012 amounted to $20,634.

(4)	AFFILIATE TRANSACTIONS

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

During the six months ended April 30, 2013, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $792,852.  In addition, the Manager of the Laos operations advanced the Company $59,000. The amounts owed to affiliates as of April 30, 2013 and October 31, 2012 were $7,482,049 and $6,630,197 respectively and are reflected in non-current liabilities - advance from affiliates. Included in these amounts is $232,500 and $173,500 respectively being funds advanced by the Manager of the Laos operations. During the three and six months ended April 30, 2013 and 2012, the affiliates did not charge interest.

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

The retained deficit of the Company from inception (September 2008) through April 30, 2013 amounted to approximately $10.3 million.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States. The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately US$1,405,000 which would expire in various years through 2032.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Outstanding at October 31, 2012 and April 30, 2013	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2013 was US$0.81 and the weighted average remaining contractual life of those options is 7 1/2 years. At April 30, 2013 there are 2,500,000 options exercisable.

For the six months ended April 30, 2013, the amortization amounted to $40,686.
(ii)
In May 2011, the Company issued 750,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 upon grant date, 1/3 vested on February 1, 2012 and the balance vested on February 1, 2013. The exercise price of the options is US$1.00 and the latest exercise date for the options is February 1, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.
An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	2.02%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Outstanding at October 31, 2012 and April 30, 2013	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2013 was US$0.99 and the weighted average remaining contractual life of those options is 4 3/4 years. At April 30, 2013 there are 750,000 options exercisable.

For the six months ended April 30, 2013, the amortization amounted to $35,852.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued expenses and advances from affiliate. The carrying amounts of cash, receivables and payables approximate its fair values because of the short term maturities of those instruments. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

(10)	EXPLORATION STAGE COMPANY

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $10.3 million. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)	NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. Options to acquire 3,250,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(12)	CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos (USD).  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(13)	COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $3.79 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $2.71 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(14)	OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, during 2011, the Company paid Option Fees of $405,000, along with associated costs of $20,000.

The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended. The Company did not exercise the option to purchase 20% of the Joint Venture on April 24, 2012 and accordingly $425,000 of prepaid option fees were expensed in 2012 (see note 1).

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may spend US$6.5 million on exploration within the five year period ending December 10, 2015.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $10.3 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2013 vs. Three Months Ended April 30, 2012.

Costs and expenses decreased from $1,269,562 in the three months ended April 30, 2012 to $524,095 in the three months ended April 30, 2013. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $9,217 for the three months ended April 30, 2012 to $16,455 for the three months ended April 30, 2013, primarily due to an increase in audit and legal fees.

b)
an increase in administrative expenses from $67,663 in the three months ended April 30, 2012 to $69,853 in the three months ended April 30, 2013, is primarily as a result of an increase in the cost of insurance.

c)
a decrease in stock based compensation from $120,714 in the three months ended April 30, 2012 to $384 in the three months ended April 30, 2013. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $1,071,968 for the three months ended April 30, 2012 to $437,403 for the three months ended April 30, 2013. The primary reason for the decrease is due to $590,000 of option fees being fully expensed and written off as a result of the LIMO Deed expiry during the three months ended April 30, 2012. (See note 14 to the financial statements included in Item 1).  Other costs are exploration costs that include salaries for our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $1,269,562 for the three months ended April 30, 2012 to $524,095 for the three months ended April 30, 2013.

The Company recorded a foreign currency exchange gain of $78,150 for the three months ended April 30, 2013 compared to a foreign currency exchange gain of $53,813 for the three months ended April 30, 2012, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $2 for the three months ended April 30, 2012 to nil for the three months ended April 30, 2013.

The net loss was $445,945 for the three months ended April 30, 2013 compared to a net loss of $1,215,747 for the three months ended April 30, 2012.

Six Months Ended April 30, 2013 vs. Six Months Ended April 30, 2012.

Costs and expenses decreased from $2,271,759 in the six months ended April 30, 2012 to $998,862 in the six months ended April 30, 2013. The increase in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $26,827 for the six months ended April 30, 2012 to $25,265 for the six months ended April 30, 2013, primarily as a result of a decrease in accounting fees and compliance costs.

b)
a decrease in administrative expenses from $192,689 in the six months ended April 30, 2012 to $136,860 in the six months ended April 30, 2013, primarily due to a decrease in overseas travel and accommodation costs from $52,173 to $nil.

c)
a decrease in stock based compensation from $401,919 in the six months ended April 30, 2012 to $76,538 in the six months ended April 30, 2013. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $1,650,324 for the six months ended April 30, 2012 to $758,984 for the six months ended April 30, 2013. The primary reason for the decrease is due to the option fees of $755,000 being fully expensed and written off as a result of the LIMO Deed expiry (See note 14 to the financial statements included in Item 1) during the six months ended April 30, 2012.  In addition, a decrease in the exploration costs expensed of $136,338 from the period six months ended April 30, 2012 to April 30, 2013. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $2,271,759 for the six months ended April 30, 2012 to $998,862 for the six months ended April 30, 2013.

The Company recorded a foreign currency exchange gain of $23,249 for the six months ended April 30, 2013 compared to a foreign currency exchange gain of $68,060 for the six months ended April 30, 2012, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The Company recorded a decrease in interest income from $3 for the six months ended April 30, 2012 to nil for the six months ended April 30, 2013.

The net loss was $975,613 for the six months ended April 30, 2013 compared to a net loss of $2,203,696 for the six months ended April 30, 2012.

Liquidity and Capital Resources

For the six months ended April 30, 2013, net cash used in operating activities was $875,129 consisting primarily of the net loss from operations of $975,613, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $76,538. Net cash used in investing activities was $nil; and net cash provided by financing activities was $879,098 being advances from affiliates.

As of April 30, 2013 the Company has short term obligations of $190,070 comprising accounts payable and accruals.

The Company has $18,693 in cash at April 30, 2013.

The Company may fund up to $6.5 million in exploration expenditure, within the five year period ending December 10, 2015, of which $3.79 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”).

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

At April 30, 2013, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At April 30, 2013, this amounted to A$14,845. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$151 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Dated  June 12, 2013

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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