Form 10-Q
period 2013-07-31
Aurum, Inc.
filed 2013-09-13
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended  July 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of September 12, 2013.

SIGNATURES		18

EXHIBIT INDEX		19

Exh. 31.1	Certification	20
Exh. 31.2	Certification	21
Exh. 32.1	Certification	22
Exh. 32.2	Certification	23

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Aurum, Inc. (“Aurum” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2013, the results of its operations for the three and nine month periods ended July 31, 2013 and July 31, 2012 and for the cumulative period September 29, 2008 (inception) through July 31, 2013, and the changes in its cash flows for the nine month periods ended July 31, 2013 and July 31, 2012 and for the cumulative period September 29, 2008 (inception) through July 31, 2013, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	July 31, 2013 US$ (unaudited)	October 31, 2012 US$

ASSETS

Current Assets:
Cash	8,241	18,721
Receivables	19,753	14,760
Prepayments	4,763	24,298
Total Current Assets	32,757	57,779

Non-Current Assets:
Property and equipment (Note 3)	3,903	28,841
Total Non-Current Assets	3,903	28,841

Total Assets	36,660	86,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	349,685	162,670
Total Current Liabilities	349,685	162,670

Non-Current Liabilities:
Advances from affiliates (Note 4)	6,922,946	6,630,197
Total Non-Current Liabilities	6,922,946	6,630,197

Total Liabilities	7,272,631	6,792,867

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at July 31, 2013 and October 31, 2012	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,663,669
Retained (Deficit) during exploration stage	(9,896,729)	(9,290,467)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(7,235,971)	(6,706,247)

Total Liabilities and Stockholders’ Equity (Deficit)	36,660	86,620

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended July 31, 2013	For the three months ended July 31, 2012	For the nine months ended July 31, 2013	For the nine months ended July 31, 2012	For the period from inception September 29, 2008 to July 31, 2013
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	31,475	11,243	56,740	38,070	280,941
Administration expenses	70,793	59,108	207,653	251,797	974,153
Consultants salaries - stock based compensation	-	122,517	76,538	524,436	2,729,167
Exploration expenditure	399,160	534,092	1,158,144	2,184,415	6,595,058
Donations	-	-	-	-	100,000
Interest expense	-	-	1,215	-	1,229
Total costs and expenses	501,428	726,960	1,500,290	2,998,718	10,680,548

(Loss) from operations	(501,428)	(726,960)	(1,500,290)	(2,998,718)	(10,680,548)
Foreign currency exchange gain (loss)	870,779	(52,316)	894,028	15,744	694,276
Other income - interest	-	-	-	3	134
Income/(loss) before income taxes	369,351	(779,276)	(606,262)	(2,982,971)	(9,986,138)
Provision for income taxes	-	-	-	-	-

Net income/(loss)	369,351	(779,276)	(606,262)	(2,982,971)	(9,986,138)

Basic and diluted net (loss) per common equivalent shares	0.00	(0.01)	(0.01)	(0.03)	(0.10)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	104,633

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-		(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	-	76,538

Net (loss)	-	-		(606,262)	-	(606,262)
Balance, July 31, 2013	105,600,000	10,560	2,740,207	(9,896,729)	(90,009)	(7,235,971)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2013 US$	Nine months ended July 31, 2012 US$	For the period from inception September 29, 2008 to July 31, 2013 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(606,262)	(2,982,971)	(9,986,138)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	76,538	524,436	2,729,167
Foreign currency exchange (gain) loss	(894,028)	(15,744)	(696,292)
Depreciation	24,938	30,590	102,552
Net change in:
Prepayments	19,535	420,217	(4,763)
Receivables	(4,993)	(4,144)	(19,753)
Accounts payable and accrued expenses	187,015	(50,762)	349,685

Net Cash (Used) in Operating Activities	(1,197,257)	(2,078,378)	(7,525,542)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(106,455)

Net Cash (Used) in Investing Activities	-	-	(106,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	1,190,586	2,128,288	7,605,937

Net Cash Provided by Financing Activities	1,190,586	2,128,288	7,626,937

Effect of exchange rate on cash	(3,809)	(5,947)	13,301

Net increase/(decrease) in cash	(10,480)	43,963	8,241

Cash at beginning of period	18,721	10,133	-

Cash at end of period	8,241	54,096	8,241
Supplemental Disclosures Interest Paid	-	-	14
See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
July 30, 2013
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of July 31, 2013.

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI would have enabled Aurum to acquire a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended (see note 14). In April 2012, the Company decided not to exercise the option to purchase 20% of the Joint Venture.

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

		At July 31, 2013			At October 31, 2012
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(98,072)	3,903	101,975	(73,303)	28,672
Furniture	1-2	650	(650)	-	650	(481)	169
		106,455	(102,552)	3,903	106,455	(77,614)	28,841

The depreciation expense for the nine months ended July 31, 2013 amounted to $24,938 and for the nine months ended July 31, 2012 amounted to $30,590.

(4)	AFFILIATE TRANSACTIONS

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

During the nine months ended July 31, 2013, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $1,131,586. In addition, the Manager of the Laos operations advanced the Company $59,000. The Company realized a foreign currency gain of $897,837 on loans from affiliates as a result of the fluctuations of the Australian dollar versus the US dollar during the nine months ended July 31, 2013. The amounts owed to affiliates as of July 31, 2013 and October 31, 2012 were $6,922,946 and $6,630,197 respectively and are reflected in non-current liabilities - advance from affiliates. Included in these amounts at July 31, 2013 and October 31, 2012 is $232,500 and $173,500 respectively being funds advanced by the Manager of the Laos operations. During the three and nine months ended July 31, 2013 and 2012, the affiliates did not charge interest.

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

The retained deficit of the Company from inception (September 2008) through July 31, 2013 amounted to approximately $10 million.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States. The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately US$1,939,000 which expire in various years through 2032.

The Company’s tax returns for all years since 2009 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010

Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	2,500,000	1.00	1.00
Outstanding at October 31, 2012 and July 31, 2013	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2013 was US$0.81 and the weighted average remaining contractual life of those options is 7 1/2 years. At July 31, 2013 there are 2,500,000 options exercisable.

For the nine months ended July 31, 2013, the amortization amounted to $40,686.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011

Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	2.02%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at November 1, 2010	-	-	-
Granted	750,000	1.00	1.00
Outstanding at October 31, 2012 and July 31, 2013	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2013 was US$0.99 and the weighted average remaining contractual life of those options is 4 3/4 years. At July 31, 2013 there are 750,000 options exercisable.

For the nine months ended July 31, 2013, the amortization amounted to $35,852.

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

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders’ equity (deficit) and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $10.6 million. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

(11)	NET INCOME (LOSS) PER SHARE

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

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $4.12 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $2.38 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(14)	OPTION AGREEMENT

Pursuant to the LIMO Deed, as amended, during 2011, the Company paid Option Fees of $405,000, along with associated costs of $20,000.

The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of Option to April 24, 2012, for a consideration of $55,000 for each month extended. The Company did not exercise the option to purchase 20% of the Joint Venture on April 24, 2012 and accordingly $425,000 of prepaid option fees were expensed in April 2012 (see note 1).

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

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd (“LIMO”) which granted Aurum an option to purchase LIMO’s 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI, would have enabled Aurum to acquire a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option, extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended. The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $10 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2013 vs. Three Months Ended July 31, 2012.

Costs and expenses decreased from $726,960 in the three months ended July 31, 2012 to $501,428 in the three months ended July 31, 2013. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $11,243 for the three months ended July 31, 2012 to $31,475 for the three months ended July 31, 2013, primarily due to an increase in audit and accounting fees.

b)
an increase in administrative expenses from $59,108 in the three months ended July 31, 2012 to $70,793 in the three months ended July 31, 2013, is primarily as a result of an increase in the cost of insurance, XBRL conversion costs and travel and accommodation.

c)
a decrease in stock based compensation from $122,517 in the three months ended July 31, 2012 to $nil in the three months ended July 31, 2013. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $534,092 for the three months ended July 31, 2012 to $399,160 for the three months ended July 31, 2013. The primary reason is due to a decrease in exploration costs that include salaries for our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $726,960 for the three months ended July 31, 2012 to $501,428 for the three months ended July 31, 2013.

The Company recorded a foreign currency exchange gain of $870,779 for the three months ended July 31, 2013 compared to a foreign currency exchange loss of $52,316 for the three months ended July 31, 2012, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars. The gain reflects the devaluation of the Australian dollar compared to the US dollar of $0.97 from the start of the period to $1.10 at the end of the period.

The net gain was $369,351 for the three months ended July 31, 2013 compared to a net loss of $779,276 for the three months ended July 31, 2012.

Nine Months Ended July 31, 2013 vs. Nine Months Ended July 31, 2012.

Costs and expenses decreased from $2,998,718 in the nine months ended July 31, 2012 to $1,500,290 in the nine months ended July 31, 2013. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $38,070 for the nine months ended July 31, 2012 to $56,740 for the nine months ended July 31, 2013, primarily as a result of an increase in audit and accounting fees and compliance costs.

b)
a decrease in administrative expenses from $251,797 in the nine months ended July 31, 2012 to $207,653 in the nine months ended July 31, 2013, primarily due to a decrease in overseas travel and accommodation costs from $52,173 to $3,046 and an increase in insurance costs from $16,605 to $22,907.

c)
a decrease in stock based compensation from $524,436 in the nine months ended July 31, 2012 to $76,538 in the nine months ended July 31, 2013. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $2,184,415 for the nine months ended July 31, 2012 to $1,158,144 for the nine months ended July 31, 2013. The primary reason for the decrease is due to the option fees of $755,000 being fully expensed and written off as a result of the LIMO Deed expiry (See note 14 to the financial statements included in Item 1) during the nine months ended July 31, 2012.  In addition, a decrease in the exploration costs expensed of $271,271 from the period nine months ended July 31, 2012 to July 31, 2013. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. In relation to our Century Thrust Joint Venture, work commenced in November 2011 on field work including drilling, assaying, camp costs and contractors.

As a result of the foregoing, the loss from operations decreased from $2,998,718 for the nine months ended July 31, 2012 to $1,500,290 for the nine months ended July 31, 2013.

The Company recorded a foreign currency exchange gain of $894,028 for the nine months ended July 31, 2013 compared to a foreign currency exchange gain of $15,744 for the nine months ended July 31, 2012, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars. The gain reflects the devaluation of the Australian dollar compared to the US dollar of $0.96 from the start of the period to $1.10 at the end of the period.

The Company recorded a decrease in interest income from $3 for the nine months ended July 31, 2012 to $nil for the nine months ended July 31, 2013.

The net loss was $606,262 for the nine months ended July 31, 2013 compared to a net loss of $2,982,971 for the nine months ended July 31, 2012.

Liquidity and Capital Resources

For the nine months ended July 31, 2013, net cash used in operating activities was $1,197,257 consisting primarily of the net loss from operations of $606,262, which was offset by a non-cash cost charge relating to employee options issued for stock based compensation of $76,538. Net cash used in investing activities was $nil; and net cash provided by financing activities was $1,190,586 being advances from affiliates.

As of July 31, 2013 the Company has short term obligations of $349,685 comprising accounts payable and accruals.

The Company has $8,241 in cash at July 31, 2013.

The Company may fund up to $6.5 million in exploration expenditure within the five year period ending December 10, 2015, of which $4.12 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”).

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

At July 31, 2013, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At July 31, 2013, this amounted to A$915. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$8 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Dated: September 12, 2013

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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