Form 10-K
period 2013-10-31
Aurum, Inc.
filed 2014-02-12
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: October 31, 2013
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$1,320,000 as at April 30, 2013.

There were 105,600,000 outstanding shares of Common Stock as of January 28, 2014.

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

In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Mr. McKelvey resigned as Sole Director and Officer of Aurum, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Chief Financial Officer and Secretary. In March 2011, the Company appointed Simon Lee as Chief Financial Officer. Peter Lee resigned as Chief Financial Officer but agreed to remain as Secretary. In June, 2011, the Company appointed Craig Michael as Chief Executive Officer and accepted his resignation in April 2012.

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

The permit for the Century Concession expired during the course of the 2013 fiscal year and the Company and AOI are currently going through the renewal process with Laos government.

CHINA
MYANMAR
VIETNAM
LAOS
THAILAND
CAMBODIA
AUSTRALIA
Hanoi
Vientiane
Bangkok
Gulf of Tokin
Gulf of Thailand
Ban Houayxai PanAust Gold/Silver
Phu Kham PanAust Gold/Copper
CENTURY BLOCK
TRUONGSON BELT
LOEI - LUANGPRABANG FOLD BELT
Puthep PanAust Gold/Copper
Chatree Kingsgate Gold/Silver
Sepon MMG Gold Copper Silver
Bong Mieu Olympus Gold
Phuc Son Olympus Gold
100°
102°
104°
22°
20°
18°
16°
14°
12°
0
100
200
kilometers
N
Acid igneous rcoks palaeozoic - Mesozoic
Volcanosedimentary belt volcanic arcs
AURUM
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

Aurum prioritised this year’s exploration efforts on the Century prospect areas of Nam Hone followed by Khohke, Ang Noi and Houay Khouay (See Figure 2). At Nam Hone an extensive 1,300 hole soil auger program is complete. This program has completed infill sampling across the full extent of the known gold in soil anomaly previously identified by Argonaut Resources NL and had been extended to the north with a total of 2,107 assay results collected. During 2011 an initial 8 hole diamond core drilling program, for a total of 2,435 metres, was completed at Nam Hone and a small 2 hole program, for a total of 330 metres was completed at Khohke. During 2012, geological logging, cutting, sampling and assaying of core was completed with 3,099 samples assayed by fire assay at the ALS facility in Vientiane. Four trenches for a total of 1,354 metres were completed, mapped and sampled at Nam Hone and have been incorporated into the detailed geochemistry at Nam Hone. All new and previous results are being incorporated into a preliminary estimate of mineralized material at Nam Hone. During 2013, interpretation and assessment of all results has enabled planning of further exploration programs for the 2013/14 dry season. This program is proposed to consist of drilling of the priority targets at the Nam Hone main zone. The aim of the drilling is to test the current structural model that is believed to be controlling the known gold mineralisation.

Figure 2. Gold soil geochemistry and prospect location.

Employees

Mr. Chris Gerteisen is the Managing Director of the Laos operations which will manage all the activities of Aurum in Laos. Mr. Gerteisen has over 15 years’ experience working as an international geology professional and entrepreneur, managing a variety of challenging resource projects across South-East Asia, Australia, and North America, and focused on a wide range of commodities, including gold and copper. Through his technical contributions and management skills, Mr. Gerteisen played a significant role in the successful start-up, operations, and exploration which resulted in further mine-life extending discoveries at several prominent projects in the Australasian region, including Oxiana’s Sepon and PanAust’s Phu Kham in Laos. He has been based in Laos for almost 10 years giving him an intimate knowledge of the local language, culture, and business environment.

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

The Report Of Our Independent Registered Public Accounting Firm Contains An Emphasis of Matter Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our financial statements as of October 31, 2013 and 2012, and for the years ended October 31, 2013 and 2012, and for the cumulative period September 29, 2008 to October 31, 2013, includes an Emphasis of Matter paragraph discussing our ability to continue as a going concern. This paragraph indicates that we have limited assets, limited working capital, have not yet commenced revenue producing operations and have accumulated losses of approximately $10,600,000 which could raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

We Need Further Financing To Determine If There Is Commercial Minerals, Develop Any Minerals We Identify And To Maintain The Mineral Claims.

Our success depends on our ability to raise further capital. We require further substantial additional funds to conduct mineral exploration and development activities on all of our tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

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

Government Concessions May Not Be Granted Or Renewed.

Our activities in Laos require permits from the Lao PDR government in order to access Concessions. The permit for the Century Concession expired during the course of the 2013 fiscal year and the Company and AOI are current going through the renewal process with Laos government.  If we are unable to obtain or renew licences, permits or approvals we may be prohibited from conducting exploration and mining activities.

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

Mr. Joseph Gutnick, our Chairman, President and Chief Executive Officer, beneficially owned 101.6 million shares of our common stock, which represented approximately 96% of our shares outstanding as of January 24, 2014. As a result, Mr. Gutnick has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnick may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2013. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”  AXIS billed Aurum, Inc, as per the services agreement, for 2013 a total of $225,336 (2012: $268,329).

We are one of nine companies that AXIS provides services to. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

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

The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2014, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at January 24, 2014, there were 101,600,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B          Unresolved Staff Comments

As of October 31, 2013, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2012
First Quarter	1.21	1.15
Second Quarter	1.15	1.00
Third Quarter	1.00	0.25
Fourth Quarter	0.50	0.11

2013
First Quarter	0.51	0.50
Second Quarter	0.51	0.25
Third Quarter	0.55	0.33
Fourth Quarter	0.55	0.45

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2013 and as at January 24, 2014, there were 105,600,000 shares of common stock issued and outstanding.

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

Shareholders

As of October 31, 2013 the Company had approximately 39 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6	Selected Financial Data

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2013 and the balance sheet data at October 31, 2013 and 2012 have been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies LLP (“PKF”). The selected financial data should be read in conjunction with our financial statements for each of the years in the two-year period ended October 31, 2013, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2013 US$	2012 US$

Revenues	-	-
	-	-

Costs and expenses	1,888,171	3,618,455

(Loss) from operations	(1,888,171)	(3,618,455)

Foreign currency exchange gain	598,482	86,672
Other income - interest	-	(3)
Provision for income taxes	-	-

Net (loss)	(1,289,689)	(3,531,780)

	$	$
Net (loss) per share	(0.01)	(0.03)

Weighted average number of shares outstanding (000’s)	105,600	105,600

Balance Sheet Data
	$	$
Total assets	41,660	86,620
Total liabilities	(7,961,058)	(6,792,867)

Stockholders’ equity (deficit)	(7,919,398)	(6,706,247)

Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Year ended
October 31

2012	US$1.00	=	A$0.9655
	US$1.00	=	LAK$8,001.23
	US$1.00	=	BHT$30.7208

2013	US$1.00	=	A$1.0540
	US$1.00	=	LAK$7,901.61
	US$1.00	=	BHT$31.0673

Overview

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2013. On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired an approximate 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer/Director and Chief Financial Officer/Secretary. The sole director and stockholder of Golden is also the President of the Company.

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company’s planned operations have not commenced and are considered to be in the exploration stage.

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company. We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. Under the agreement, we are not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month. As our arrangements with AXIS have evolved, the arrangements have changed, which have verbally been agreed to by AXIS, as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS does not charge us a management or service fee in respect to these arrangements with suppliers who deal with us directly. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, drilling services, leases of some offices, finance leases, financing facilities in our name, Delaware franchise tax.

Results of Operations

Year ended October 31, 2013 versus Year ended October 31, 2012

We are an exploration stage company and have not generated any revenues since inception. As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2013 was $225,336 (2012: $268,329). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have decreased from $3,618,455 for the year ended October 31, 2012, to $1,888,171 for the year ended October 31, 2013. The decrease in the total costs and expenses was a result of:

i)
An increase in legal, accounting and professional costs from $39,521 in fiscal 2012 to $80,803 in fiscal 2013, primarily as a result of (i) an increase in audit fees from $28,380 to $67,849 due to costs relating to the 2012 fiscal year being incurred in the fiscal year of 2013; (ii) an increase in corporate secretarial costs from $8,896 to $9,930; and (iii) an increase in accounting fees from $2,243 to $3,024.

ii)
An decrease in administrative costs from $314,888 in fiscal 2012 to $253,622 in fiscal 2013 is primarily due to a decrease in direct costs charged to the Company by AXIS from $268,329 to $225,336 primarily as a result of travel costs decreasing from $63,889 for fiscal 2012 to $3,046 for fiscal 2013. The total administrative costs include AXIS billings of $221,455 for 2013 (2012: $242,964).

iii)
A decrease in stock based compensation expense from $646,953 in fiscal 2012 to $76,538 in fiscal 2013. The decrease is due to options being fully vested in the fiscal year of 2013. See Note 12 to the Company’s Financial Statements which are included elsewhere in this Annual Report.

iv)
A decrease in the exploration expense from $2,617,093 in fiscal 2012 to $1,475,593 in fiscal 2013. The exploration costs include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. Work continued on our Century Thrust Joint Venture in addition to sourcing other potential exploration targets during fiscal 2013. The total exploration expenses include AXIS billings of $2,291 for 2013 (2012: $25,365).

As a result of the foregoing, the loss from operations decreased from $3,618,455 for the year ended October 31, 2012 to $1,888,171 for the year ended October 31, 2013.

The Company recorded a foreign currency exchange gain of $598,482 for the year ended October 31, 2013 compared to a foreign currency exchange gain of $86,672 for the year ended October 31, 2012, primarily due to revaluation of amounts payable to affiliates.

The Company recorded a decrease in interest income from $3 for the year ended October 31, 2012 to $nil for the year ended October 31, 2013.

The net loss was $1,289,689 for the year ended October 31, 2013 compared to a net loss of $3,531,780 for the year ended October 31, 2012.

Liquidity and Capital Resources

For the year ended October 31, 2013, net cash used in operating activities was $1,532,529 consisting primarily of the net loss from operations of $1,289,689, which was offset by a non-cash cost charges relating to: employee options issued for stock based compensation of $76,538, foreign currency gain of $598,482 and depreciation charges of $28,418 in addition to a decrease in prepayments of $15,554, an increase in receivables of $4,936 and an increase in accounts payable and accrued expenses of $240,068. Net cash provided by financing activities was $1,530,897 being advances from affiliates.

As of October 31, 2013 the Company has short term obligations of $402,738 comprising accounts payable and accruals.

The Company has $12,797 in cash at October 31, 2013.

The Company may be required to fund up to $6.5 million in exploration expenditure by December 2015, of which $4.37 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”). The Company entered into a Deed of Agreement which granted the Company an option to purchase 20% of LIMO’s interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the option to April 24, 2012, for a consideration of $55,000 for each month extended .The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations through fiscal 2014 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to October 31, 2014, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

At October 31, 2013, the Company had no outstanding borrowings under Loan Facilities.

Item 8.             Financial Statements

See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2013.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2013.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B          Other Information

None.

PART III

Item 10.          Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held
Joseph Gutnick	61	Chairman of the Board, President, Chief Executive Officer and Director
Simon Lee	43	Chief Financial Officer and Principal Accounting Officer
Peter Lee	56	Secretary

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

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since July 2009, and has been the Chief Executive Officer since April 2012. In addition, Mr. Gutnick was Chief Executive Officer from July 2009 until June 2011. He has been a Director of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President, Director and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), Consolidated Gems, Inc. (since 2008), which are US corporations listed on the OTC market in the USA, President and CEO of Northern Capital Resources Corp, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited and Non-Executive Chairman of Blackham Resources Limited, all listed on the Australian Securities Exchange. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Acadian Mining Corporation and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Simon Lee

Mr. Simon Lee has been Chief Financial Officer and Principal Accounting Officer since March 31, 2011. Mr. Lee has over 20 years’ experience in business and finance. Mr. Lee was previously a Partner in the Chartered Accounting firm Romanis Cant for five years, and was a Senior Manager for the preceding two years, where he gained extensive experience in a number of industries and disciplines. Mr. Lee is a Member of CPA Australia, a Certificated Member of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors, a Registered Tax Agent with the Australian Taxation Office and holds a Bachelor of Business (Accounting) from Deakin University. Mr. Lee is currently the General Manager Finance for Legend International Holdings, Inc., Golden River Resources Corporation, Consolidated Gems, Inc., which are US corporations listed on the OTC market in the USA; Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange.

Peter Lee

Mr. Peter Lee has been Secretary since July 2009 and was previously Chief Financial Officer and Principal Accounting Officer from July 2009 to March 2011. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently CFO and Secretary of Legend International Holdings Inc, (since 2005) Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Consolidated Gems, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corp and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, Director, CFO and Secretary of Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation from February 2010 to October 2013.

The Company’s Directors have been appointed for a one-year term which expires in June 2014.
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

Mr. Craig Michael, who was a director of the Company during fiscal 2013, resigned as a director effective as of November 26, 2013.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors currently consists of one director, but consisted of two directors during fiscal 2013. During fiscal 2013, our Board of Directors did not meet. The Board of Directors also use resolutions in writing to deal with certain matters, and during fiscal 2013, one resolution in writing was signed by all Directors.

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

Audit Committee

At October 31, 2013, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At October 31, 2013, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.

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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2013 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11.          Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Executive Chairman and Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2013 and October 31, 2012. No other executive officer received more than US$100,000 per annum during this period. The amounts listed  below were paid by us to AXIS, which provides the services of Messrs. Gutnick and Michael.

Summary Compensation Table
Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2013 2012	$ $	6,208 10,637	- -	- -	- -	- -	- -	- -	$ $	6,208 10,637
Craig Michael, Director and CEO(2)	2013 2012	$ $	- 10,639	-	-	-	-	-	-	$ $	- 10,639

1.	Joseph Gutnick appointed July 23, 2009, resigned as CEO on June 6, 2011 and reappointed on April 30, 2012.
2.	Craig Michael was appointed on June 6, 2011 and resigned as CEO on April 30, 2012.

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

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2013.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of October 31, 2013, information regarding options under our 2010 stock option plan, our only active plan.  The 2010 Plan has not been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of January 24, 2014.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner		Percentage of class (1)

Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Simon Lee Peter Lee	101,600,000 - -	(2)	96.21 - -

	All officers and Directors as a group	101,600,000		96.21
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 105,600,000 shares outstanding as of January 24, 2014. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which Mr. Joseph Gutnick is the sole Director and stockholder.

Item 13.          Certain Relationships and Related Transactions and Director Independence

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. One of the Company’s directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Legend International Holdings, Inc., Quantum Resources Limited, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support including provision of exploration managers and geologists, financial, accounting advice and services.  AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

The arrangement with AXIS has changed since it was originally entered into as the relationship has evolved as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS does not charge us a management or service fee in respect to these arrangements with suppliers who deal with us directly. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, drilling services, assay laboratory services, leases of some offices, finance leases and Delaware franchise tax.

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum $225,336 (2012: $268,329) as per the services agreement for 2013.

During the year ended October 31, 2013, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $225,336 (2012: $268,329), and advanced the Company $714,138 (2012: $2,029,099).  At October 31, 2013, the Company owed AXIS $7,325,820 (2012: $6,456,697). The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2014, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. During the year ended October 31, 2013 the Manager of the Laos operations advanced the Company $59,000 (2012: $173,500). At October 31, 2013, the Company owed the Manager $232,500 (2012: $173,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the Manager have advised it does not currently intend to require repayment of these advances prior to October 31, 2014, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

Transactions with Management

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

Item 14.          Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF for fiscal 2013 and 2012.

	2013	2012

Audit fees	$35,925	$35,000
Audit related fees	-	-
Tax fees	$8,724	$6,000
Total	$44,649	$41,000

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

The Financial Statements and Notes thereto listed on the Index at page 35 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 34 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

AURUM, INC.

(Registrant)

By:	/s/ Simon Lee
Simon Lee
Chief Financial Officer
(Principal Financial Officer)

Dated:  February 12, 2014

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

1. /s/ Joseph Gutnick	Chairman, President and
Joseph Gutnick	Chief Executive Officer.	February 12, 2014

2. /s/ Simon Lee	Chief Financial Officer
Simon Lee	(Principal Financial Officer).	February 12, 2014

/s/ Simon Lee

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan.
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd.
(4)	Exhibit 99.3	10.5	Century Thrust Management and Shareholders Agreement.
(5)	Exhibit 99.2	10.6	Lao Inter Mining Options Limited Agreement.
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Simon Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Simon Lee.

101
The following materials from the Aurum Inc. Annual Report on Form 10-K for year ended October 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations , (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Financial Statements as of October 31, 2013 and 2012 and for the years ended October 31, 2013 and 2012.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2013 and 2012 and for the years ended October 31, 2013 and 2012.

AURUM, INC.

Financial Statements

October 31, 2013 and 2012

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurum, Inc.

We have audited the accompanying balance sheet of Aurum, Inc. (An Exploration Stage Company) as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2013 and 2012 and for the cumulative period September 29, 2008 to October 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended October 31, 2013 and 2012 and for the cumulative period September 29, 2008 to October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2013, the Company has limited assets, a working capital deficit, has not yet commenced revenue producing operations and has accumulated losses of approximately $10,600,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF O’Connor Davies
A Division of O’Connor Davies, LLP

New York, NY
February 12, 2014

AURUM, INC.
(An Exploration Stage Company)
Balance Sheets
October 31, 2013 and 2012

	2013 US$	2012 US$
ASSETS

Current Assets:
Cash	12,797	18,721
Receivables - Affiliates	19,696	14,760
Prepayments	8,744	24,298
Total Current Assets	41,237	57,779

Non-Current Assets:
Property and Equipment, net of accumulated depreciation of $106,032 and $77,614	423	28,841
Total Non-Current Assets	423	28,841

Total Assets	41,660	86,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	402,738	162,670
Total Current Liabilities	402,738	162,670

Non-Current Liabilities:
Payable to affiliates	7,558,320	6,630,197
Total Non-Current Liabilities	7,558,320	6,630,197

Total Liabilities	7,961,058	6,792,867

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at October 31, 2013 and at October 31, 2012.	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,663,669
Accumulated (Deficit) during exploration stage	(10,580,156)	(9,290,467)
Accumulated (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(7,919,398)	(6,706,247)

Total Liabilities and Stockholders’ Equity (Deficit)	41,660	86,620

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended October 31, 2013 US$	Year Ended October 31, 2012 US$	For the period from inception September 29, 2008 to October 31, 2013 US$

Revenues	-	-	-

Cost and expenses

Legal, accounting & professional	80,803	39,521	305,004
Administration expenses	253,622	314,888	1,020,122
Consultation salaries - stock based compensation	76,538	646,953	2,729,167
Exploration expenses	1,475,593	2,617,093	6,912,507
Donations	-	-	100,000
Interest expense, net	1,615	-	1,629
Total costs and expenses	1,888,171	3,618,455	11,068,429
(Loss) from operations	(1,888,171)	(3,618,455)	(11,068,429)

Foreign currency exchange gain	598,482	86,672	398,730
Other income:
Interest – other	-	3	134
(Loss) before income tax	(1,289,689)	(3,531,780)	(10,669,565)

Provision for income tax	-	-	-
Net (loss)	(1,289,689)	(3,531,780)	(10,669,565)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.03)	(0.10)

Weighted average number of common equivalent shares outstanding (000’s)	105,600	105,600	104,681

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) during exploration stage	Accumulated (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)
Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-	-	(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)
Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	-	76,538

Net (loss)	-	-	-	(1,289,689)	-	(1,289,689)
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,580,156)	(90,009)	(7,919,398)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2013	Year Ended October 31, 2012	For the period from inception September 29, 2008 to October 31, 2013
	US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,289,689)	$(3,531,780)	$(10,669,565)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Employee options issued for stock based compensation	76,538	646,953	2,729,167
Foreign Currency Exchange (Gain)	(598,482)	(86,672)	(400,746)
Depreciation	28,418	40,044	106,032

Changes in operating assets and liabilities:
Prepayments	15,554	430,619	(8,744)
Receivables	(4,936)	(13,398)	(19,696)
Accounts Payable and Accrued Expenses	240,068	(19,743)	402,738
Net Cash used in Operating Activities	(1,532,529)	(2,533,977)	(7,860,814)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Property, plant & equipment	-	-	(106,455)
Options fees prepaid	-	-	-
Net Cash (used) by Investing Activities	-	-	(106,455)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of shares	-	-	21,000
Advances Payable – Affiliates	1,530,897	2,522,687	7,946,248
Net Cash Provided by Financing Activities	1,530,897	2,522,687	7,967,248

Effect of exchange rate changes on cash	(4,292)	19,878	12,818

Net Increase (Decrease) in Cash	(5,924)	8,588	12,797

Cash at Beginning of Period	18,721	10,133	-
Cash at End of Period	12,797	18,721	12,797

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2013 and 2012

(1)         ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2013.

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
The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within the five year period, ending December 2015.

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

The Company’s ability to continue operations through fiscal 2014 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

The financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year. Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated financial statements. The Company has only one controlled entity.

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

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share has not been presented as all the common stock equivalents are anti-dilutive (see Note 10).

(g)	Fair value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities which are deemed to be financial instruments.

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

		At October 31, 2013			At October 31, 2012
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(101,552)	423	101,975	(73,303)	28,672
Furniture	1-2	650	(650)	-	650	(481)	169
		106,455	(106,032)	423	106,455	(77,614)	28,841

The depreciation expense for fiscal 2013 amounted to $28,418 and for fiscal 2012 amounted to $40,044.

(5)         AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company, (the “Service Agreement”). AXIS has some common management and is incorporated in Australia. One of the Company’s directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS’s principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Legend International Holdings, Inc., Quantum Resources Limited, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support including provision of exploration managers and geologists, financial, accounting advice and services.  AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum, Inc as per the services agreement for 2013 of $225,336 (2012: $268,329).

During the year ended October 31, 2013, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $225,336 (2012: $268,329), and advanced the Company $714,138 (2012: $2,029,099).  At October 31, 2013, the Company owed AXIS $7,325,820 (2012: $6,456,697). During the year ended October 31, 2013 the Manager of the Laos operations advanced the Company $59,000 (2012: $173,500). At October 31, 2013, the Company owed the Manager $232,500 (2012: $173,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the Manager have advised it does not currently intend to require repayment of these advances prior to October 31, 2014, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets

(6)         INCOME TAXES

The Company recognises deferred tax assets or liabilities for the expected future consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Company is subject to taxation in the USA.

At October 31, 2013 and 2012, deferred taxes consisted of the following:

	USA 2013 $	Total 2013 $
Deferred tax assets

Net operating loss carry-forward	1,938,947	1,938,947
Exploration expenditure	-	-
Less valuation allowance	(1,938,947)	(1,938,947)
Net deferred taxes	-	-

	USA 2012 $	Total 2012 $s
Deferred tax assets

Net operating loss carry-forward	1,405,146	1,405,146
Exploration expenditure	-	-
Less valuation allowance	(1,405,146)	(1,405,146)
Net deferred taxes	-	-

Under ASC 740, tax benefits are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.
At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company’s tax returns for all years since fiscal 2010 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivables, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash and accounts receivables approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

(8)           EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $10,600,000. The Company’s working capital has been primarily generated from advances from an affiliated entity as well as through the sales of common stock.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at October 31, 2011	2,500,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2012	2,500,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2013	2,500,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 8 years. There are 2,500,000 options currently exercisable.

For fiscal 2013, the amortization amounted to $40,686.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	US$1.30	US$1.30	US$1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	1.04%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.91	US$0.95	US$0.99

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at October 31, 2011	750,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2012	750,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2013	750,000	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options is 5-1/4 years. There are 750,000 options currently exercisable.

For fiscal 2013, the amortization amounted to $35,852.

(13)         COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may be required to fund up to $6.5 million in exploration expenditure, of which $4.37 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend up to a further $2.13 million on the Century Thrust Concession by December 2015, (see note 1). All such exploration costs are being expensed as incurred.

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