Form 10-Q
period 2014-01-31
Aurum, Inc.
filed 2014-03-21
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended January 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of March 15, 2014.

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

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2014, the results of its operations for the three month periods ended January 31, 2014 and January 31, 2013 and for the cumulative period September 29, 2008 (inception) through January 31, 2014, and the changes in its cash flows for the three month periods ended January 31, 2014 and January 31, 2013 and for the cumulative period September 29, 2008 (inception) through January 31, 2014, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheets

	January 31, 2014 US$ (unaudited)	October 31, 2013 US$

ASSETS

Current Assets:
Cash	2,845	12,797
Receivables - Affiliates	19,635	19,696
Prepayments	5,896	8,744
Total Current Assets	28,376	41,237

Non-Current Assets:
Property and equipment	-	423
Total Non-Current Assets	-	423

Total Assets	28,376	41,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	522,495	402,738
Total Current Liabilities	522,495	402,738

Non-Current Liabilities:
Advances from affiliates	7,080,131	7,558,320
Total Non-Current Liabilities	7,080,131	7,558,320

Total Liabilities	7,602,626	7,961,058

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at January 31, 2014 and October 31, 2013.	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,740,207
Retained (Deficit) during exploration stage	(10,235,008)	(10,580,156)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(7,574,250)	(7,919,398)

Total Liabilities and Stockholders’ Equity (Deficit)	28,376	41,660

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended January 31, 2014	For the three months ended January 31, 2013	For the period from inception September 29, 2008 to January 31, 2014
	US$	US$	US$

Revenues	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	10,077	8,810	315,081
Administration expenses	49,530	66,696	1,069,652
Consultants salaries - stock based compensation	-	76,154	2,729,167
Exploration expenditure	167,052	321,892	7,079,559
Donations	-	-	100,000
Interest expense	-	1,215	1,629
Total costs and expenses	226,659	474,767	11,295,088

(Loss) from operations	(226,659)	(474,767)	(11,295,088)
Foreign currency exchange gain (loss)	571,807	(54,901)	970,537
Other income - interest	-	-	134

Profit/(Loss) before income taxes	345,148	(529,668)	(10,324,417)
Provision for income taxes	-	-	-

Net income/(loss)	345,148	(529,668)	(10,324,417)

Basic and diluted net income/(loss) per common equivalent shares	(0.00)	(0.01)	(0.10)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	104,724

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-	-	(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	-	76,538
Net (loss)	-	-		(1,289,689)	-	(1,289,689)
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,580,156)	(90,009)	(7,919,398)

Net income	-	-	-	345,148	-	345,148
Balance, January 31, 2014	105,600,000	10,560	2,740,207	(10,235,008)	(90,009)	(7,574,250)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended January 31, 2014 US$	Three months ended January 31, 2013 US$	For the period from inception September 29, 2008 to January 31, 2014 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	345,148	(529,668)	(10,324,417)

Adjustments to reconcile net income (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	-	76,154	2,729,167
Foreign currency exchange (gain) loss	(571,807)	54,901	(972,553)
Depreciation	423	8,590	106,455
Net change in:
Prepayments	2,848	(8,207)	(5,896)
Receivables	61	(767)	(19,635)
Accounts payable and accrued expenses	119,757	(9,720)	522,495

Net Cash (Used) in Operating Activities	(103,570)	(408,717)	(7,964,384)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(106,455)

Net Cash (Used) in Investing Activities	-	-	(106,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Advances from affiliates	92,405	398,829	8,038,653

Net Cash Provided by Financing Activities	92,405	398,829	8,059,653

Effect of exchange rate changes on cash	1,213	(595)	14,031

Net increase/(decrease) in cash	(9,952)	(10,483)	2,845

Cash at beginning of period	12,797	18,721	-

Cash at end of period	2,845	8,238	2,845
Supplemental Disclosures Interest Paid	-	1,215	1,629

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2014
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of January 31, 2014.

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within the five year period ending, December 2015.

The Company’s ability to continue operations through the remainder of 2014 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and applicable  to the Company. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

		At January 31, 2014			At October 31, 2013
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value	Cost $	Accumulated Depreciation $	Net Book Value
				$			$
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(101,975)	-	101,975	(101,552)	423
Furniture	1-2	650	(650)	-	650	(650)	-
		106,455	(106,455)	-	106,455	(106,032)	423

The depreciation expense for the three months ended January 31, 2014 amounted to $423 and for the three months ended January 31, 2013 amounted to $8,590. At January 31, 2014 the Company’s property and equipment is fully depreciated.

(4)	AFFILIATE TRANSACTIONS

The Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of nine affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Currently, there are no material arrangements or planned transactions between the Company and any of the affiliated companies other than AXIS.

During the three months ended January 31, 2014, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $92,405. During the three months ended January 31, 2014, the foreign exchange effect on the amounts owed to affiliates was a gain of $571,807. The amounts owed to affiliates as of January 31, 2014 and October 31, 2013 is $7,080,131 and $7,558,320, respectively, and are reflected in non-current liabilities - advance from affiliates. Included in these amounts is $232,500 respectively being funds advanced by the Manager of the Laos operations. During the three months ended January 31, 2014 and 2013, the affiliates have agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheets.

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

The retained deficit of the Company from inception (September 2008) through January 31, 2014 amounted to approximately $10.3 million.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States.

	USA 2013 $	Total 2013 $
Deferred tax assets

Net operating loss carry-forward	659,242	659,242
Less valuation allowance	(659,242)	(659,242)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards which are subject to limitations aggregating approximately $1,938,900 which would expire in years 2028 through 2033.

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

(i)
In December 2010, the Company issued 2,500,000 options over shares of Common Stock to employees under the 2010 Equity Incentive Plan that has been adopted by the Directors of the Company. The options vested 1/3 on December 13, 2010, 1/3 vested on November 17, 2011 and the balance vested on November 17, 2012. The exercise price of the options is US$1.00 and the latest exercise date for the options is November 17, 2020.

The Company has accounted for all options issued based upon their fair value using the Binomial pricing model.

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

At October 31, 2013 and January 31, 2014, there are 2,500,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options at January 31, 2014 is 6¾ years. At January 31, 2014 there are 2,500,000 options exercisable.

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

The Company has accounted for all options issued based upon their fair value using the Binomial pricing model.

An external consultant has calculated the fair value of the 750,000 options using the Binomial valuation method using the following inputs:

Grant date	May 1, 2011	May 1, 2011	May 1, 2011
Grant date share price	$US1.30	$US1.30	$US1.30
Vesting date	May 1, 2011	Feb 1, 2012	Feb 1, 2013
Expected life in years	3.5	4.0	4.5
Risk-free rate	2.02%	2.02%	2.02%
Volatility	100%	100%	100%
Exercise price	$US1.00	$US1.00	$US1.00
Call option value	$US0.91	$US0.95	$US0.99

At October 31, 2013 and January 31, 2014, there are 750,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options at January 31, 2014 is 4 years. At January 31, 2014 there are 750,000 options exercisable.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances from affiliates. The carrying amounts of cash, receivables, accounts payables and accrued expenses approximates their fair values because of the short term maturities of those instruments. The fair value of advances from affiliates is not readily determinable as no similar market exists for these instruments and it doesn’t have a specified date of repayment.

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

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.50 million in exploration expenditure, of which $4.49 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $2.01 million on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(14)	SUBSEQUENT EVENTS

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

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which currently exists between Argonaut and two other parties, and the Company has the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may spend US$6.5 million on exploration withn the five year period ending, December 2015.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $10.3 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2014 vs. Three Months Ended January 31, 2013.

Costs and expenses decreased from $474,767 in the three months ended January 31, 2013 to $226,659 in the three months ended January 31, 2014. The decrease in costs and expenses is a net result of:

a)
An increase in legal, accounting and professional expense from $8,810 for the three months ended January 31, 2013 to $10,077 for the three months ended January 31, 2014, primarily as a result of a small increase in audit fees and share registry expenses; and accounting fees incurred in Laos.

b)
a decrease in administrative expenses from $66,696 in the three months ended January 31, 2013 to $49,530 in the three months ended January 31, 2014, primarily as a result of an decrease in direct costs charged to the Company by AXIS.

c)
a decrease in stock based compensation from $76,154 in the three months ended January 31, 2013 to $nil in the three months ended January 31, 2014.  In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $321,892 for the three months ended January 31, 2013 to $167,052 for the three months ended January 31, 2014. The decrease is primarily due to reduced exploration activities for the quarter ending January 31, 2014 in comparison to the prior period. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $474,767 for the three months ended January 31, 2013 to $226,659 for the three months ended January 31, 2014.

The Company recorded a foreign currency exchange gain of $571,807 for the three months ended January 31, 2014 compared to a foreign currency exchange loss of $54,901 for the three months ended January 31, 2013, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net income was $345,148 for the three months ended January 31, 2014 compared to a net loss of $529,668 for the three months ended January 31, 2013.

Liquidity and Capital Resources

For the three months ended January 31, 2014, net cash used in operating activities was $103,570 consisting primarily of the net profit from operations of $345,148, which was offset by a foreign currency exchange gain of $571,807, a decrease in prepayments of $2,848, a decrease in receivables of $61 and an increase in accounts payable and accrued expenses of $119,757. Net cash used in investing activities was $nil; and net cash provided by financing activities was $92,405 being advances from affiliates.

As of January 31, 2014 the Company has short term obligations of $522,495 comprising accounts payable and accruals.

The Company has $2,845 in cash at January 31, 2014.

The Company may fund up to $6.5 million in exploration expenditure, of which $4.49 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”).

As of December 31, 2011, the Company had completed its initial drilling program on the Century Thrust Joint Venture tenements and is currently compiling assay results. Depending upon available capital resources, the Company may conduct additional exploration drilling programs during 2014 on the Joint Venture.

The Company’s ability to continue operations through 2014, including the ability to acquire any interest in the Joint Venture, is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013,
●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
●	The political, governmental and regulatory risks affecting mineral exploration activities in foreign countries,
●	The effects of environmental and other governmental regulations, and
●	Uncertainty as to whether financing will be available to enable further exploration and development.
●	Movements in foreign exchange rates,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	Our ability to enter into key exploration agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2014, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At January 31, 2014, this amounted to A$1,667 A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$14 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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

Dated March 15, 2014

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