Form 10-Q
period 2014-04-30
Aurum, Inc.
filed 2014-06-17
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended  April 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of June 15, 2014.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2014, the results of its operations for the three and six month periods ended  April 30, 2014 and April 30, 2013 and for the cumulative period September 29, 2008 (inception) through April 30, 2014, and the changes in its cash flows for the six month periods ended April 30, 2014 and April 30, 2013 and for the cumulative period September 29, 2008 (inception) through April 30, 2014, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
(An Exploration Stage Company)
Balance Sheet

	April 30, 2014 US$ (unaudited)	October 31, 2013 US$

ASSETS

Current Assets:
Cash	2,381	12,797
Receivables	19,625	19,696
Prepayments	7,005	8,744
Total Current Assets	29,011	41,237

Non-Current Assets:
Property and equipment	-	423
Total Non-Current Assets	-	423

Total Assets	29,011	41,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	550,815	402,738
Total Current Liabilities	550,815	402,738

Non-Current Liabilities:
Advances from affiliates	7,581,243	7,558,320
Total Non-Current Liabilities	7,581,243	7,558,320

Total Liabilities	8,132,058	7,961,058

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at April 30, 2014 and October 31, 2013	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,740,207
Retained (Deficit) during exploration stage	(10,763,805)	(10,580,156)
Retained (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders’ Equity (Deficit)	(8,103,047)	(7,919,398)

Total Liabilities and Stockholders’ Equity (Deficit)	29,011	41,660

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended April 30, 2014	For the three months ended April 30, 2013	For the six months ended April 30, 2014	For the six months ended April 30, 2013	For the period from inception September 29, 2008 to April 30, 2014
	US$	US$	US$	US$	US$

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	10,044	16,455	20,121	25,265	325,125
Administration expenses	44,542	69,853	94,072	136,860	1,114,194
Consultants salaries - stock based compensation	-	384	-	76,538	2,729,167
Exploration expenditure	74,758	437,403	241,810	758,984	7,154,317
Donations	-	-	-	-	100,000
Interest expense	-	-	-	1,215	1,629
Total costs and expenses	129,344	524,095	356,003	998,862	11,424,432

(Loss) from operations	(129,344)	(524,095)	(356,003)	(998,862)	(11,424,432)
Foreign currency exchange gain (loss)	(399,453)	78,150	172,354	23,249	571,084
Other income - interest	-	-	-	-	134
(Loss) before income taxes	(528,797)	(445,945)	(183,649)	(975,613)	(10,853,214)
Provision for income taxes	-	-	-	-	-

Net (loss)	(528,797)	(445,945)	(183,649)	(975,613)	(10,853,214)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.00)	(0.00)	(0.01)	(0.10)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600	104,762

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Retained (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-
Issuance of shares	96,000,000	9,600	-	-	(600)	9,000
Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000
Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676
Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953
Net (loss)	-	-	-	(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)

Amortization of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	-	76,538
Net (loss)	-	-	-	(1,289,689)	-	(1,289,689)
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,580,156)	(90,009)	(7,919,398)

Net (loss)	-	-	-	(183,649)	-	(183,649)
Balance, April 30, 2014	105,600,000	10,560	2,740,207	(10,763,805)	(90,009)	(8,103,047)

See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2014 US$	Six months ended April 30, 2013 US$	For the period from inception September 29, 2008 to April 30, 2014 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(183,649)	(975,613)	(10,853,214)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	-	76,538	2,729,167
Foreign currency exchange (gain)	(172,354)	(23,249)	(573,100)
Depreciation	423	16,782	106,455
Net change in:
Prepayments	1,739	8,053	(7,005)
Receivables	71	(5,040)	(19,625)
Accounts payable and accrued expenses	148,077	27,400	550,815

Net Cash (Used) in Operating Activities	(205,693)	(875,129)	(8,066,507)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(106,455)

Net Cash (Used) in Investing Activities	-	-	(106,455)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	21,000
Borrowings from affiliate	193,626	879,098	8,139,874

Net Cash Provided by Financing Activities	193,626	879,098	8,160,874

Effect of exchange rate on cash	1,651	(3,997)	14,469

Net increase/(decrease) in cash	(10,416)	(28)	2,381

Cash at beginning of period	12,797	18,721	-

Cash at end of period	2,381	18,693	2,381
Supplemental Disclosures Interest Paid	-	-	1,629
See Notes to Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2014
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of April 30, 2014.

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

		At April 30, 2014			At October 31, 2013
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(101,975)	-	101,975	(101,552)	423
Furniture	1-2	650	(650)	-	650	(650)	-
		106,455	(106,455)	-	106,455	(106,032)	423

The depreciation expense for the six months ended April 30, 2014 amounted to $423 and for the six months ended April 30, 2013 amounted to $16,782. At April 30, 2014 the Company’s property and equipment is fully depreciated.

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

During the six months ended April 30, 2014, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $193,626. During the six months ended April 30, 2014, the foreign exchange effect on the amounts owed to affiliates was a gain of $170,703. The amounts owed to affiliates as of April 30, 2014 and October 31, 2013 is $7,581,243 and $7,558,320, respectively, and are reflected in non-current liabilities - advance from affiliates. Included in these amounts is $232,500 respectively being funds advanced by the Manager of the Laos operations. During the six months ended April 30, 2014 and 2013, the affiliates have agreed not to charge interest.

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

The retained deficit of the Company from inception (September 2008) through April 30, 2014 amounted to approximately $10.8 million.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company is required to file tax returns in the United States and a summary of the deferred tax asset at October 31, 2013 is as follows:.

	USA 2013 $	Total 2013 $
Deferred tax assets

Net operating loss carry-forward	659,242	659,242
Less valuation allowance	(659,242)	(659,242)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards as of October 31, 2013, which are subject to limitations, aggregating approximately $1,938,900 which would expire in years 2028 through 2033.

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

The Company has accounted for all options issued based upon their fair value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	$US1.10	$US1.10	$US1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	$US1.00	$US1.00	$US1.00
Call option value	$US0.78	$US0.81	$US0.83

At October 31, 2013 and April 30, 2014, there are 2,500,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options at April 30, 2014 is 6½ years. At April 30, 2014 there are 2,500,000 options exercisable.

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

At October 31, 2013 and April 30, 2014, there are 750,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options at April 30, 2014 is 3¾ years. At April 30, 2014 there are 750,000 options exercisable.

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

As a result of the Company’s focus on mineral exploration, it is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations. Since inception, the Company has incurred an operating loss of approximately $10.8 million. The Company’s working capital has been primarily generated through the sales of common stock as well as advances from an affiliated entity.

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

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $4.48 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $2.02 million through December 2015 on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. Since inception (September 2008), we have incurred accumulated losses of approximately $10.8 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2014 vs. Three Months Ended April 30, 2013.

Costs and expenses decreased from $524,095 in the three months ended April 30, 2013 to $129,344 in the three months ended April 30, 2014. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $16,455 for the three months ended April 30, 2013 to $10,044 for the three months ended April 30, 2014, primarily due to a decrease in share registry expenses, accounting and legal fees.

b)
a decrease in administrative expenses from $69,853 in the three months ended April 30, 2013 to $44,542 in the three months ended April 30, 2014, is primarily as a result of a decrease in employment costs and insurance expense.

c)
a decrease in stock based compensation from $384 in the three months ended April 30, 2013 to nil in the three months ended April 30, 2014. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $437,403 for the three months ended April 30, 2013 to $74,758 for the three months ended April 30, 2014. The decrease is primarily due to reduced exploration activities for the three months ending April 30, 2014 in comparison to the prior period. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $524,095 for the three months ended April 30, 2013 to $129,344 for the three months ended April 30, 2014.

The Company recorded a foreign currency exchange loss of $399,453 for the three months ended April 30, 2014 compared to a foreign currency exchange gain of $78,150 for the three months ended April 30, 2013, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net loss was $528,797 for the three months ended April 30, 2014 compared to a net loss of $445,945 for the three months ended April 30, 2013.

Six Months Ended April 30, 2014 vs. Six Months Ended April 30, 2013.

Costs and expenses decreased from $998,862 in the six months ended April 30, 2013 to $356,003 in the six months ended April 30, 2014. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $25,265 for the six months ended April 30, 2013 to $20,121 for the six months ended April 30, 2014, primarily as a result of a decrease in accounting and legal fees.

b)
a decrease in administrative expenses from $136,860 in the six months ended April 30, 2013 to $94,072 in the six months ended April 30, 2014, primarily due to a decrease in employment costs, IT support costs and insurance expense.

c)
a decrease in stock based compensation from $76,538 in the six months ended April 30, 2013 to nil in the six months ended April 30, 2014. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $758,984 for the six months ended April 30, 2013 to $241,810 for the six months ended April 30, 2014. The decrease is primarily due to reduced exploration activities on the Century Thrust Joint Venture for the six months ending April 30, 2014 in comparison to the prior correlating period as the company is in the process of sourcing other potential exploration targets. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $998,862 for the six months ended April 30, 2013 to $356,003 for the six months ended April 30, 2014.

The Company recorded a foreign currency exchange gain of $172,354 for the six months ended April 30, 2014 compared to a foreign currency exchange gain of $23,249 for the six months ended April 30, 2013, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net loss was $183,649 for the six months ended April 30, 2014 compared to a net loss of $975,613 for the six months ended April 30, 2013.

Liquidity and Capital Resources

For the six months ended April 30, 2014, net cash used in operating activities was $205,693 primarily consisting of the net loss from operations of $183,649, adjusted for non-cash items being foreign currency gain of $172,354, depreciation charges of $423, a decrease in prepayments of $1,739, a decrease in receivables of $71 and an increase in accounts payable and accrued expenses of $148,077.

Net cash used in investing activities was $nil; and net cash provided by financing activities was $193,626 being advances from affiliates.

As of April 30, 2014 the Company has short term obligations of $550,815 comprising accounts payable and accruals.

The Company has $2,381 in cash at April 30, 2014.

The Company may fund up to $6.5 million in exploration expenditure within the five year period ending December 10, 2015, of which $4.48 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”).

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

Information Concerning Forward Looking Statements

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe", "anticipate", "intend", "expect", "estimate", "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

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

At April 30, 2014, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At April 30, 2014, this amounted to A$1,224. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$11 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Date:           June 15, 2014

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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