Form 10-Q
period 2014-07-31
Aurum, Inc.
filed 2014-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended July 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 105,600,000 outstanding shares of Common Stock as of September 12, 2014.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2014, the results of its operations for the three and nine month periods ended July 31, 2014 and July 31, 2013 and the changes in its cash flows for the nine month periods ended July 31, 2014 and July 31, 2013 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Balance Sheet

	July 31, 2014 US$ (unaudited)	October 31, 2013 US$

ASSETS

Current Assets:
Cash	2,258	12,797
Receivables	19,624	19,696
Prepayments	3,149	8,744
Total Current Assets	25,031	41,237

Non-Current Assets:
Property and equipment	-	423
Total Non-Current Assets	-	423

Total Assets	25,031	41,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	634,013	402,738
Total Current Liabilities	634,013	402,738

Non-Current Liabilities:
Advances from affiliates	7,707,480	7,558,320
Total Non-Current Liabilities	7,707,480	7,558,320

Total Liabilities	8,341,493	7,961,058

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at July 31, 2014 and October 31, 2013	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,740,207
Accumulated (deficit)	(11,067,229)	(10,670,165)
Total Stockholders’ Equity (Deficit)	(8,316,462)	(7,919,398)

Total Liabilities and Stockholders’ Equity (Deficit)	25,031	41,660

See Notes to Financial Statements

AURUM, INC.
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2014	2013	2014	2013
	US$	US$	US$	US$

Revenues	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	12,924	31,475	33,045	56,740
Administration expenses	17,092	70,793	111,164	207,653
Consultants salaries - stock based compensation	-	-	-	76,538
Exploration expenditure	104,226	399,160	346,036	1,158,144
Interest expense	-	-	-	1,215
Total costs and expenses	134,242	501,428	490,245	1,500,290

(Loss) from operations	(134,242)	(501,428)	(490,245)	(1,500,290)
Foreign currency exchange gain (loss)	(79,173)	870,779	93,181	894,028
Income (Loss) before income taxes	(213,415)	369,351	(397,064)	(606,262)
Provision for income taxes	-	-	-	-

Net income (loss)	(213,415)	369,351	(397,064)	(606,262)

Basic and diluted net income (loss) per common equivalent shares	(0.00)	0.00	(0.00)	(0.01)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600

See Notes to Financial Statements

AURUM, INC.
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$

Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,670,165)	(7,919,398)

Net (loss)	-	-	-	(397,064)	(397,064)
Balance, July 31, 2014	105,600,000	10,560	2,740,207	(11,067,229)	(8,316,462)

See Notes to Financial Statements

AURUM, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	July 31
	2014 US$	2013 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(397,064)	(606,262)

Adjustments to reconcile net (loss) to net cash (used)
in operating activities:
Employee options issued for stock based compensation	-	76,538
Foreign currency exchange (gain)	(93,181)	(894,028)
Depreciation	423	24,938
Net change in:
Prepayments	5,595	19,535
Receivables	72	(4,993)
Accounts payable and accrued expenses	231,275	187,015

Net Cash (Used) in Operating Activities	(252,880)	(1,197,257)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliates	241,650	1,190,586

Net Cash Provided by Financing Activities	241,650	1,190,586

Effect of exchange rate on cash	691	(3,809)

Net (decrease) in cash	(10,539)	(10,480)

Cash at beginning of period	12,797	18,721

Cash at end of period	2,258	8,241

AURUM, INC.
Notes to Financial Statements
July 31, 2014
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of July 31, 2014.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under US GAAP in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between the development stage entities and reporting entities from US GAAP. The Company has eliminated the inception-to-date information in the statements of operations, cash flows, and stockholders’ equity (deficit). The financial statements are no longer labelled as an exploration or development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. This update also eliminates an exception provided to development stage entities in FASC Topic 810, Consolidation, for determining whether an entity is a Variable Interest Entity (VIE) based on the amount of equity at risk.

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

		At July 31, 2014			At October 31, 2013
	Depreciable Life (in years)	Cost $	Accumulated Depreciation $	Net Book Value $	Cost $	Accumulated Depreciation $	Net Book Value $
Office Equipment	1-2	3,830	(3,830)	-	3,830	(3,830)	-
Computer Equipment	1-3	101,975	(101,975)	-	101,975	(101,552)	423
Furniture	1-2	650	(650)	-	650	(650)	-
		106,455	(106,455)	-	106,455	(106,032)	423

The depreciation expense for the nine months ended July 31, 2014 amounted to $423 and for the nine months ended July 31, 2013 amounted to $24,938. At July 31, 2014 the Company’s property and equipment is fully depreciated.

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

During the nine months ended nine July 31, 2014, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $241,650. During the nine months ended July 31, 2014, the foreign exchange effect on the amounts owed to affiliates was a gain of $93,181. The amounts owed to affiliates as of July 31, 2014 and October 31, 2013 is $7,707,480 and $7,558,320, respectively, and are reflected in non-current liabilities - advances from affiliates. Included in these amounts is $232,500 respectively being funds advanced by the Manager of the Laos operations. During the nine months ended July 31, 2014 and 2013, the affiliates have agreed not to charge interest.

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

In addition, Aurum is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year. However, there can be no assurance that the Company’s fund raising efforts will be successful.

As set out in Notes to Financial Statements – Affiliate Transactions, the Company is managed by AXIS.  Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS.  The total amount of expenses billed to the Company by AXIS for the nine months ended July 31, 2014 was $241,650 (2013: $1,190,586).

The retained deficit of the Company at July 31, 2014 amounted to approximately $11.1 million.

(6)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

At October 31, 2013 and July 31, 2014, there are 2,500,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options at July 31, 2014 is 6 1/4 years. At July 31, 2014 there are 2,500,000 options exercisable.

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

At October 31, 2013 and July 31, 2014, there are 750,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.95 and the weighted average remaining contractual life of those options at July 31, 2014 is 3 1/2 years. At July 31, 2014 there are 750,000 options exercisable.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances from affiliates. The carrying amounts of cash, receivables, accounts payables and accrued expenses approximates their fair values because of the short term maturities of those instruments.  The fair value of the advances from affiliate is not determinable as it is due to an affiliated entity, no market exists for similar instruments and settlement date is uncertain.

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

(11)	CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos (USD).  Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognized in statements of operations.

(12)	COMMITMENTS

Pursuant to the Century Thrust Joint Venture Agreement (Joint Venture), the Company may fund up to $6.5 million in exploration expenditure, of which $4.49 million has already been funded, in order to acquire a 51% beneficial interest in the Joint Venture. Should Aurum wish to execute its rights under the agreement, it may be required to expend an additional $2.01 million through December 2015 on the Century Thrust Concession (see note 1). All such exploration costs are being expensed as incurred.

(13)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and through the date the financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying interim financial statements.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. We have incurred accumulated losses of approximately $11.1 million which has been funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2014 vs. Three Months Ended July 31, 2013.

Costs and expenses decreased from $501,428 in the three months ended July 31, 2013 to $134,242 in the three months ended July 31, 2014. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $31,475 for the three months ended July 31, 2013 to $12,924 for the three months ended July 31, 2014, primarily due to a decrease in professional fees and share registry expenses and offset by a small increase in tax consultant costs.

b)
a decrease in administrative expenses from $70,793 in the three months ended July 31, 2013 to $17,092 in the three months ended July 31, 2014, is primarily as a result of a decrease in employment costs, XBRL conversion costs, insurance expense and travel costs

c)
a decrease in exploration expenditure expense from $399,160 for the three months ended July 31, 2013 to $104,226 for the three months ended July 31, 2014. The decrease is primarily due to reduced exploration activities for the three months ending July 31, 2014 in comparison to the prior period. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $501,428 for the three months ended July 31, 2013 to $134,242 for the three months ended July 31, 2014.

The Company recorded a foreign currency exchange loss of $79,173 for the three months ended July 31, 2014 compared to a foreign currency exchange gain of $870,779 for the three months ended July 31, 2013, primarily due to revaluation of the advances from affiliate which is denominated in Australian dollars.

The net loss was $213,415 for the three months ended July 31, 2014 compared to a net gain of $369,351 for the three months ended July 31, 2013.

Nine Months Ended July 31, 2014 vs. Nine Months Ended July 31, 2013.

Costs and expenses decreased from $1,500,290 in the nine months ended July 31, 2013 to $490,245 in the nine months ended July 31, 2014. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $56,740 for the nine months ended July 31, 2013 to $33,045 for the nine months ended July 31, 2014, primarily as a result of a decrease in professional fees and share registry expenses offset by a small increase in tax consultant costs.

b)
a decrease in administrative expenses from $207,653 in the nine months ended July 31, 2013 to $111,164 in the nine months ended July 31, 2014, primarily due to a decrease in employment costs, XBRL conversion expenses, IT support costs, insurance and travel costs.

c)
a decrease in stock based compensation from $76,538 in the nine months ended July 31, 2013 to nil in the nine months ended July 31, 2014. In December 2010 and May 2011, the Company issued options over shares of Common Stock to employees under the 2010 Equity Incentive Plan. The decrease is due to options being fully vested in prior periods.

d)
a decrease in exploration expenditure expense from $1,158,144 for the nine months ended July 31, 2013 to $346,036 for the nine months ended July 31, 2014. The decrease is primarily due to reduced exploration activities on the Century Thrust Joint Venture for the nine months ended July 31, 2014 in comparison to the prior correlating period as the Company is in the process of sourcing other potential exploration targets. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $1,500,290 for the nine months ended July 31, 2013 to $490,245 for the nine months ended July 31, 2014.

The Company recorded a foreign currency exchange gain of $93,181 for the nine months ended July 31, 2014 compared to a foreign currency exchange gain of $894,028 for the nine months ended July 31, 2013, primarily due to revaluation of the advances from affiliate which is denominated in Australian dollars.

The net loss was $397,064 for the nine months ended July 31, 2014 compared to a net loss of $606,262 for the nine months ended July 31, 2013.

Liquidity and Capital Resources

For the nine months ended July 31, 2014, net cash used in operating activities was $252,880 primarily consisting of the net loss from operations of $397,064, adjusted for non-cash items being foreign currency gain of $93,181, depreciation charges of $423, a decrease in prepayments of $5,595, a decrease in receivables of $72 and an increase in accounts payable and accrued expenses of $231,275.

Net cash used in investing activities was $nil; and net cash provided by financing activities was $241,650 being advances from affiliates.

As of July 31, 2014 the Company has short term obligations of $634,013 comprising accounts payable and accrued expenses.

The Company has $2,258 in cash at July 31, 2014.

The Company may fund up to $6.5 million in exploration expenditure within the five year period ending December 10, 2015, of which $4.49 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture (“Joint Venture”).

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

At July 31, 2014, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At July 31, 2014, this amounted to A$1,513. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$14 effect on the balance sheet and statement of operations.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third of fiscal 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Date:     September 26, 2014

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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