Form 10-K/A
period 2013-10-31
Aurum, Inc.
filed 2017-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

011 (613) 8532 2800
(Registrant's telephone number, including area code)

N/A
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes	☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes	☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐Yes	☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).
☒Yes	☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of	☐Yes ☒No
the Act).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock ("Common Stock") held by non-affiliates of the Company was US$1,320,000 as at April 30, 2013.

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

☐Yes	☐No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable
_____________________

EXPLANATORY NOTE
We are filing this Amendment to our Form 10-K for the fiscal year ended October 31, 2013 in response to further information in regard to certain liabilities included in the Form 10-K that now indicates that the liabilities are not payable. As a result, we have amended Item 8 (Financial Statements) to include an updated report of our independent registered public accounting firm as well as audited balance sheets, statements of operations, cash flows and changes in stockholders' equity for the fiscal year ended October 31, 2013 and updated footnote disclosures as needed. In addition, we have amended Items 6 (Selected Financial Data) and 7 (Management's Discussion and Analysis of Financial Condition and Plan of Operation) to include information related thereto. In addition, we have updated footnotes 7, 15 and 16 to the financial statements to reflect material subsequent events.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on February 12, 2014.

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

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading "Risk Factors" and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 1                                        Business

General

Our name is Aurum, Inc. and we sometimes refer to ourselves in this Annual Report as "Aurum", the "Company" or as "we," "our," or "us."

We were incorporated in the State of Florida on September 29, 2008 under the name Liquid Financial Engines, Inc. ("Liquid") and we changed our name to Aurum, Inc. ("Aurum") and our State of domicile to the State of Delaware, effective as of January 20, 2010.

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

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company's planned operations have not commenced and are considered to be in the exploration stage.

On January 20, 2010, the Company re-incorporated in the State of Delaware (the "Reincorporation") through a merger involving Liquid Financial Engines, Inc. ("Liquid") and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company's reporting status with the Securities and Exchange Commission, Aurum is deemed a successor to Liquid.

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

Aurum considers Laos to be one of the few remaining countries in the world that has favourable geology in under explored areas containing high potential for world class undiscovered gold and copper ore bodies. Utilising this knowledge, in conjunction with management's prior experience in operating exploration logistics within Laos, has led the Company to pursue the many opportunities available in this country. Aurum has built significant relationships with the Lao government and local Lao contractors and is actively developing partnerships with these stakeholders. Relationships with these key stakeholders are considered integral for any successful mineral exploration venture in Laos.

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

Recognition of the potential size of the resource endowment contained in the Loei-Luang Prabang belt (See Figure 1) is growing due to the recent history of major discoveries and mining developments by companies that Aurum is not affiliated with. On the Thailand side of the belt several prominent and highly profitable mining operations and feasibility stage projects are currently underway, including Kingsgate Consolidated's Ltd expanding Chatree gold mine and PanAust Ltd's Puthep Cu-Au deposit (See Figure 1).  On the Laos side, PanAust Ltd has two active mining operations, Phu Kham Cu-Au mine and Ban Houayxai Au mine, and an impressive portfolio of advanced stage exploration/resource projects. In addition to these major projects, there are numerous mineral occurrences with small scale mining operations all along the Loei-Luang Prabang belt. This list of significant resource and mine developments coupled with the highly underexplored nature of Laos highlights the exciting mineral potential of this region.

Corporate Developments

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd ("AOI"), an indirectly wholly owned subsidiary of Argonaut Resources N.L., in respect to Argonaut's 70% held, 55,105 acre Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which currently exists between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI's interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within five years.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd ("LIMO") which grants Aurum an option to purchase LIMO's 20% interest in the Joint Venture. This Agreement, in conjunction with the Management and Shareholders Agreement with AOI enables Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. In August 2011, the Company made the last option payment of $135,000. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for consideration of $55,000 for each month extended.  The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

Project Developments

The Century project is currently Aurum's flagship project and has been the focus of Aurum's exploration work this year. Aurum continues to generate other regional prospects in Laos and hopes to obtain exploration rights for these projects in the near future.

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

CHINA
MYANMAR
VIETNAM
LAOS
AUSTRALIA
Hanoi
Gulf of Tokin
Ban Houayxai
PanAust
Gold/Silver
Phu Kham
PanAust
Gold/Copper
CENTURY BLOCK
Vientiane
TRUONGSON BELT
LOEI - LUANGPRABANG FOLD BELT
Puthep
PanAust
Gold/Copper
LAOS
Chatree
Kingsgate
Gold/Silver
Sepon
MMG
Gold
Copper
Silver
Bong Mieu
Olympus
Gold
THAILAND
Phuc Son
Olympus
Gold
Bangkok
CAMBODIA
0 100 200
kilometers
Acid igneous rcoks
palaeozoic - Mesozoic
Volcanosedimentary belt
volcanic arcs
Gulf of Thailand
AURUM
CENTURY CONCESSION
LOCATION
Figure 1

At the time that Aurum entered into the Management and Shareholders Agreement with AOI in December 2010 Century was an advanced stage exploration project with four priority areas 'drill-ready' for early resource definition drilling. Numerous extremely encouraging high grade gold intersections, which had been reported by previous explorer Argonaut Resources NL, were ready for immediate follow up. A valuable, high quality geological database had been collected from multiple previous exploration programs involving soil sampling, pan concentrate sampling, stream sediment sampling, rock-chip sampling, topographic surveying, geological mapping, trenching, and drilling.

Aurum prioritised this year's exploration efforts on the Century prospect areas of Nam Hone followed by Khohke, Ang Noi and Houay Khouay (See Figure 2). At Nam Hone an extensive 1,300 hole soil auger program is complete. This program has completed infill sampling across the full extent of the known gold in soil anomaly previously identified by Argonaut Resources NL and had been extended to the north with a total of 2,107 assay results collected. During 2011 an initial 8 hole diamond core drilling program, for a total of 2,435 metres, was completed at Nam Hone and a small 2 hole program, for a total of 330 metres was completed at Khohke. During 2012, geological logging, cutting, sampling and assaying of core was completed with 3,099 samples assayed by fire assay at the ALS facility in Vientiane. Four trenches for a total of 1,354 metres were completed, mapped and sampled at Nam Hone and have been incorporated into the detailed geochemistry at Nam Hone. All new and previous results are being incorporated into a preliminary estimate of mineralized material at Nam Hone. During 2013, interpretation and assessment of all results has enabled planning of further exploration programs for the 2013/14 dry season. This program is proposed to consist of drilling of the priority targets at the Nam Hone main zone. The aim of the drilling is to test the current structural model that is believed to be controlling the known gold mineralisation.

Figure 2. Gold soil geochemistry and prospect location.

Employees

Mr. Chris Gerteisen is the Managing Director of the Laos operations which will manage all the activities of Aurum in Laos. Mr. Gerteisen has over 15 years' experience working as an international geology professional and entrepreneur, managing a variety of challenging resource projects across South-East Asia, Australia, and North America, and focused on a wide range of commodities, including gold and copper. Through his technical contributions and management skills, Mr. Gerteisen played a significant role in the successful start-up, operations, and exploration which resulted in further mine-life extending discoveries at several prominent projects in the Australasian region, including Oxiana's Sepon and PanAust's Phu Kham in Laos. He has been based in Laos for almost 10 years giving him an intimate knowledge of the local language, culture, and business environment.

Dr. Peter Jones is the Exploration Manager for Aurum in Laos. Dr. Jones is an internationally recognised professional geologist with over 30 years of experience in international gold and base metal projects. Dr. Jones is currently managing a small team of exploration geologists based in Laos' capital city Vientiane and is conducting reconnaissance style regional exploration programs to gather data to inform the exploration process.

We use temporary employees for some of our activities. The services of our President, Chairman, Chief Executive Officer and Director, Joseph Gutnick, Director, Craig Michael, our Chief Financial Officer, Simon Lee and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the "Service Agreement") between us and AXIS Consultants Pty Limited ("AXIS") effective from August 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

Other than this, we rely primarily upon consultants to accomplish our activities. We are not subject to a union labor contract or collective bargaining agreement.

SEC Reports

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC's website at www.sec.gov.  In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at auruminc.net. These reports are also available to be read and copied at the SEC's public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operations of the public reference room by calling the SEC at 1-800-SEC-0330.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of October 31, 2013 and 2012, and for the years ended October 31, 2013 and 2012, and for the cumulative period September 29, 2008 to October 31, 2013, includes an Emphasis of Matter paragraph discussing our ability to continue as a going concern. This paragraph indicates that we have limited assets, limited working capital, have not yet commenced revenue producing operations and have accumulated losses of approximately $10,440,000 which raises substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
Our Area of Operations is located in Laos and is subject to changes in political conditions and regulations in that country.
Our area of operations is located in Laos. In the past, Laos has been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our mineral exploration and mining activities in Laos may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our future properties. Finally, Laos' status as a developing country may make it more difficult for us to obtain required financing for our project.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2013. This service agreement may be terminated by us or AXIS on 60 days' notice. See "Certain Relationships and Related Party Transactions."  AXIS billed Aurum, Inc, as per the services agreement, for 2013 a total of $225,336 (2012: $268,329).

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

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies' operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the Company and the other companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for.

The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company's SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2014, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. See Item 13 "Certain Relationships and Related Transactions, and Director Independence."

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at January 24, 2014, there were 101,600,000 outstanding shares of common stock which are deemed "restricted securities" as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144 following the expiration of one year after the Company ceases to be a shell company. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

Item 2                                        Properties

The Company occupies certain executive and office facilities in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1 - Business- Employees" and "Item 13 - Certain Relationships and Related Transactions". The Company also occupies certain office facilities in Laos to support field operations. The Company believes that its administrative space is adequate for its current needs.

Item 3                                        Legal Proceedings

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4                                        Mine Safety Disclosures

Not Applicable

PART II

Item 5	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol "AURM".

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

On September 29, 2009, the Company's Board of Directors declared an 8-for-1 stock split in the form of a stock dividend that was payable in October, 2009 to stockholders of record as of October 23, 2009. An aggregate of 92,400,000 shares of common stock were issued in connection with this dividend.

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

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2013 and the balance sheet data at October 31, 2013 and 2012 have been derived from consolidated financial statements, which have been audited by PKF O'Connor Davies, LLP, formerly PKF O'Connor Davies, A Division of O'Connor Davies, LLP ("PKF"). The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended October 31, 2013, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2013 US$		2012 US$

Revenues		-		-
		-		-

Costs and expenses		1,655,286		3,618,455

(Loss) from operations		(1,655,286)		(3,618,455)

Foreign currency exchange gain		595,987		86,672
Other income - interest		-		3
Provision for income taxes		-		-

Net (loss)		(1,059,299)		(3,531,780)

	$		$
Net (loss) per share		(0.01)		(0.03)

Weighted average number of shares outstanding (000's)		105,600		105,600

Balance Sheet Data
	$		$
Total assets		41,660		86,620
Total liabilities		(7,730,668)		(6,792,867)

Stockholders' equity (deficit)		(7,689,008)		(6,706,247)

Item 7.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

Foreign Currency Translation

The Company has operations in Laos and administrative functions based in Australia.  The Laos operations functional currency is USD but also uses Laos LAK (Lao Kip "LAK") and Thai BHT (Thai Baht "BHT").  Australian administrative operations are in AUD ("A$"). The income and expenses of its foreign operations are translated into US dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into US dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian dollar, Lao Kip and Thai Baht compared with the US dollar during the periods indicated.

Year ended
October 31

2012	US$1.00	=	A$0.9655
	US$1.00	=	LAK$8,001.23
	US$1.00	=	BHT$30.7208

2013	US$1.00	=	A$1.0540
	US$1.00	=	LAK$7,901.61
	US$1.00	=	BHT$31.0673

Overview

Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Aurum as of October 31, 2013. On January 20, 2010, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company's financial reporting status, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired an approximate 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer/Director and Chief Financial Officer/Secretary. The sole director and stockholder of Golden is also the President of the Company.

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company's planned operations have not commenced and are considered to be in the exploration stage.

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company. We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. Under the agreement, we are not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month. As our arrangements with AXIS have evolved, the arrangements have changed, which have verbally been agreed to by AXIS, as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS does not charge us a management or service fee in respect to these arrangements with suppliers who deal with us directly. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, drilling services, leases of some offices, finance leases, financing facilities in our name, Delaware franchise tax.

Results of Operations

Year ended October 31, 2013 versus Year ended October 31, 2012

We are an exploration stage company and have not generated any revenues since inception. As set out in Management's Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2013 was $225,336 (2012: $268,329). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have decreased from $3,618,455 for the year ended October 31, 2012, to $1,655,286 for the year ended October 31, 2013. The decrease in the total costs and expenses was a result of:

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

iii)
A decrease in stock based compensation expense from $646,953 in fiscal 2012 to $76,538 in fiscal 2013. The decrease is due to options being fully vested in the fiscal year of 2013. See Note 12 to the Company's Financial Statements which are included elsewhere in this Annual Report.

iv)
A decrease in the exploration expense from $2,617,093 in fiscal 2012 to $1,242,708 in fiscal 2013. The exploration costs include salaries for both our staff and contract field staff, accommodation, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos. Work continued on our Century Thrust Joint Venture in addition to sourcing other potential exploration targets during fiscal 2013. The total exploration expenses include AXIS billings of $2,291 for 2013 (2012: $25,365).

As a result of the foregoing, the loss from operations decreased from $3,618,455 for the year ended October 31, 2012 to $1,655,286 for the year ended October 31, 2013.

The Company recorded a foreign currency exchange gain of $595,987 for the year ended October 31, 2013 compared to a foreign currency exchange gain of $86,672 for the year ended October 31, 2012, primarily due to revaluation of amounts payable to affiliates.

The Company recorded a decrease in interest income from $3 for the year ended October 31, 2012 to $nil for the year ended October 31, 2013.

The net loss was $1,059,299 for the year ended October 31, 2013 compared to a net loss of $3,531,780 for the year ended October 31, 2012.

Liquidity and Capital Resources

For the year ended October 31, 2013, net cash used in operating activities was $1,530,034 consisting primarily of the net loss of $1,059,299, which was offset by a non-cash cost charges relating to: employee options issued for stock based compensation of $76,538, foreign currency gain of $595,987 and depreciation charges of $28,418 in addition to a decrease in prepayments of $15,554, an increase in receivables of $4,936 and an increase in accounts payable and accrued expenses of $9,678. Net cash provided by financing activities was $1,530,897 being advances from affiliates.

As of October 31, 2013 the Company has short term obligations of $172,348 comprising accounts payable and accruals.

The Company has $12,797 in cash at October 31, 2013.

The Company may be required to fund up to $6.5 million in exploration expenditure by December 2015, of which $4.37 million has already been funded, in order to acquire a 51% beneficial interest in the Century Thrust Joint Venture ("Joint Venture"). The Company entered into a Deed of Agreement which granted the Company an option to purchase 20% of LIMO's interest in the Joint Venture. The Company made the final option fee payment of $135,000 in August 2011 after LIMO completed certain conditions detailed in the agreement. The Company had 60 days from the date of the last option payment to exercise the option to purchase 20% of the Joint Venture for $1.35 million, inclusive of the previously paid option fees of $405,000. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the option to April 24, 2012, for a consideration of $55,000 for each month extended .The Company did not exercise the option due to delays in acquiring assay results and the time required to adequately assess the program.

The Company has funded operations since inception through advances from affiliated entities. The Company's ability to continue operations through fiscal 2014 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to October 31, 2014, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Under the U.S. Australia tax treaty, a U.S. corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company's financial statements, see Note 3 to the Company's Financial Statements which are included elsewhere in this Annual Report.

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

Item 9A                          Controls and Procedures
(a)	Evaluation of disclosure controls and procedures
Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.
(b)	Management's Report on Internal Control over Financial Reporting
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
(c)	Attestation report of the Registered Public Accounting Firm
This Annual Report on Form 10-K/A does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
(d)	Change in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding each director's specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have demonstrated an ability to exercise sound judgment, as well as a commitment of service to Aurum and our Board. Finally, we value their significant experience in the mining industry and other public and board committees.

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

Mr. Gutnick's extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Simon Lee

Mr. Simon Lee has been Chief Financial Officer and Principal Accounting Officer since March 31, 2011. Mr. Lee has over 20 years' experience in business and finance. Mr. Lee was previously a Partner in the Chartered Accounting firm Romanis Cant for five years, and was a Senior Manager for the preceding two years, where he gained extensive experience in a number of industries and disciplines. Mr. Lee is a Member of CPA Australia, a Certificated Member of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors, a Registered Tax Agent with the Australian Taxation Office and holds a Bachelor of Business (Accounting) from Deakin University. Mr. Lee is currently the General Manager Finance for Legend International Holdings, Inc., Golden River Resources Corporation, Consolidated Gems, Inc., which are US corporations listed on the OTC market in the USA; Northern Capital Resources Corporation and Great Central Resources Corporation, US Corporations; and Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, all listed on the Australian Securities Exchange.

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

The Company's Directors have been appointed for a one-year term which expires in June 2014.
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
Audit Committee

At October 31, 2013, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company's operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.
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

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2013 2012	$6,208 $10,637	- -	- -	- -	- -	- -	- -	$6,208 $10,637
Craig Michael, Director and CEO(2)	2013 2012	$- $10,639	-	-	-	-	-	-	$- $10,639

1.	Joseph Gutnick appointed July 23, 2009, resigned as CEO on June 6, 2011 and reappointed on April 30, 2012.
2.	Craig Michael was appointed on June 6, 2011 and resigned as CEO on April 30, 2012.

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

The Board may amend the 2010 Plan, except that no amendment may adversely affect the rights of a participant without the participant's consent or be made without stockholder approval if such approval is necessary to qualify for or comply with any applicable law, rule or regulation the Board deems necessary or desirable to qualify for or comply with.

Subject to earlier termination by the Board, the 2010 Plan has an indefinite term except that no Incentive Stock Options ("ISO") may be granted following the tenth anniversary of the date the 2010 Plan is approved by stockholders.

There are no current plans or arrangements to grant any options under the 2010 Plan other than those already issued.

Compensation Pursuant to Plans

The Company does not have any pension or profit sharing plans.

Compensation of Directors

The Company's directors did not receive any compensation during fiscal 2013.

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

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of common stock Shares of common stock Shares of common stock	Joseph Gutnick Simon Lee Peter Lee	101,600,000(2) - -	96.21 - -
	All officers and Directors as a group	101,600,000	96.21
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 8, 580 St. Kilda Road, Melbourne, Victoria 3004 Australia

Notes:

(1)	Based on 105,600,000 shares outstanding as of January 24, 2014. Gives effect to an 8 for 1 stock split in the form of a dividend that was affected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which Mr. Joseph Gutnick is the sole Director and stockholder.

Item 13.                          Certain Relationships and Related Transactions and Director Independence

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. One of the Company's directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS' principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Legend International Holdings, Inc., Quantum Resources Limited, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month.

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

During the year ended October 31, 2013, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $225,336 (2012: $268,329), and advanced the Company $1,246,562 (2012: $2,029,099).  At October 31, 2013, the Company owed AXIS $7,325,820 (2012: $6,456,697). The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company's SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding and such discussions are anticipated to be concluded by the end of the second fiscal quarter of 2014, however no agreement has been reached to-date. Our director (Mr. Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. During the year ended October 31, 2013 the Manager of the Laos operations advanced the Company $59,000 (2012: $173,500). At October 31, 2013, the Company owed the Manager $232,500 (2012: $173,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the Manager have advised it does not currently intend to require repayment of these advances prior to October 31, 2014, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

As part of its duties, our Board pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors' independence.  Our Board does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules

(a)	Financial Statements and Notes thereto.

The Financial Statements and Notes thereto listed on the Index at page 35 of this Annual Report on Form 10-K/A are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K/A are listed in the Exhibit Index at page 35 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

AURUM, INC.

(Registrant)

By:	/s/ Peter Lee
Peter Lee
Chief Financial Officer
(Principal Financial Officer)

Dated:   September 22, 2017

FORM 10-K/A Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

	Signature	Title	Date

1.	/s/Joseph Gutnick	Chairman, President and
	Joseph Gutnick	Chief Executive Officer.	September 22, 2017

2.	/s/ Peter Lee	TitleChief Financial Officer
	Peter Lee	(Principal Financial Officer).	September 22, 2017

EXHIBIT INDEX

Incorporated by		Exhibit
Reference to:		No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan.
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd.
(4)	Exhibit 99.3	99.3	Century Thrust Management and Shareholders Agreement.
(5)	Exhibit 99.2	99.2	Lao Inter Mining Options Limited Agreement.
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
	*	31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by PeterLee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
	*	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter Lee.

101
The following materials from the Aurum Inc. Annual Report on Form 10-K/A for year ended October 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations , (iii) the Statements of Stockholders' Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

*Filed herewith

Footnotes:
(1)	Incorporated by reference to the Registrant's Information Statement on Schedule 14C filed on December 21, 2009.
(2)	Incorporated by reference to the Company's 10-Q filed on March 16, 2011.
(3)	Incorporated by reference to the Company's 10-K filed on January 27, 2011.
(4)	Incorporated by reference to the Company's 8-K filed on February 25, 2011.
(5)	Incorporated by reference to the Company's 8-K filed on April 6, 2011.

Financial Statements as of October 31, 2013 and 2012 and for the years ended October 31, 2013 and 2012.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2013 and 2012 and for the years ended October 31, 2013 and 2012.

AURUM, INC.

Consolidated Financial Statements

October 31, 2013 and 2012

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurum, Inc.

We have audited the accompanying consolidated balance sheets of Aurum, Inc. (An Exploration Stage Company) as of October 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2013 and 2012 and for the cumulative period September 29, 2008 to October 31, 2013. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended October 31, 2013 and 2012 and for the cumulative period September 29, 2008 to October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2013, the Company has limited assets, a working capital deficit, has not yet commenced revenue producing operations and has accumulated losses of approximately $10,440,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 16, the 2013 consolidated financial statements have been restated to correct an error resulting from the overstatement of accounts payable and accrued expenses.

/s/ PKF O'Connor Davies, LLP

New York, NY
February 12, 2014, except for notes 7, 15 and 16, as to which the date is September 21, 2017

AURUM, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
October 31, 2013 and 2012

	2013 US$ Restated	2012 US$
ASSETS

Current Assets:
Cash	12,797	18,721
Receivables - Affiliates	19,696	14,760
Prepayments	8,744	24,298
Total Current Assets	41,237	57,779

Non-Current Assets:
Property and Equipment, net of accumulated depreciation of $106,032 and $77,614	423	28,841
Total Non-Current Assets	423	28,841

Total Assets	41,660	86,620

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	172,348	162,670
Total Current Liabilities	172,348	162,670

Non-Current Liabilities:
Payable to affiliates	7,558,320	6,630,197
Total Non-Current Liabilities	7,558,320	6,630,197

Total Liabilities	7,730,668	6,792,867

Stockholders' Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at October 31, 2013 and at October 31, 2012.	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,663,669
Accumulated (Deficit) during exploration stage	(10,349,766)	(9,290,467)
Accumulated (Deficit) prior to exploration activities	(90,009)	(90,009)
Total Stockholders' Equity (Deficit)	(7,689,008)	(6,706,247)

Total Liabilities and Stockholders' Equity (Deficit)	41,660	86,620

See Notes to Consolidated Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

	Year Ended October 31, 2013 US$ Restated	Year Ended October 31, 2012 US$	For the period from inception September 29, 2008 to October 31, 2013 US$ Restated

Revenues	-	-	-

Cost and expenses
Legal, accounting & professional	80,803	39,521	305,004
Administration expenses	253,622	314,888	1,020,122
Consultation salaries - stock based compensation	76,538	646,953	2,729,167
Exploration expenses	1,242,708	2,617,093	6,679,622
Donations	-	-	100,000
Interest expense, net	1,615	-	1,629
Total costs and expenses	1,655,286	3,618,455	10,835,544
(Loss) from operations	(1,655,286)	(3,618,455)	(10,835,544)

Foreign currency exchange gain	595,987	86,672	396,235
Other income:
Interest – other	-	3	134
(Loss) before income tax	(1,059,299)	(3,531,780)	(10,439,175)

Provision for income tax	-	-	-
Net (loss)	(1,059,299)	(3,531,780)	(10,439,175)

Basic and diluted net (loss) per common equivalent shares	(0.01)	(0.03)	(0.10)

Weighted average number of common equivalent shares outstanding (000's)	105,600	105,600	104,681

See Notes to Consolidated Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) during exploration stage	Accumulated (Deficit) prior to exploration activities	Total
		US$	US$	US$	US$	US$

Inception, September 29, 2008	-	-	-	-	-	-

Issuance of shares	96,000,000	9,600	-	-	(600)	9,000

Net (loss)	-	-	-	-	(12)	(12)

Balance, October 31, 2008	96,000,000	9,600	-	-	(612)	8,988

Issuance of shares	9,600,000	960	11,040	-	-	12,000

Net (loss)	-	-	-	-	(89,397)	(89,397)
Balance, October 31, 2009	105,600,000	10,560	11,040	-	(90,009)	(68,409)

Net (loss)	-	-	-	(981,396)	-	(981,396)
Balance, October 31, 2010	105,600,000	10,560	11,040	(981,396)	(90,009)	(1,049,805)

Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	2,005,676	-	-	2,005,676

Net (loss)	-	-	-	(4,777,291)	-	(4,777,291)
Balance, October 31, 2011	105,600,000	10,560	2,016,716	(5,758,687)	(90,009)	(3,821,420)
Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	646,953	-	-	646,953

Net (loss)	-	-	-	(3,531,780)	-	(3,531,780)
Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,290,467)	(90,009)	(6,706,247)
Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	-	76,538

Net (loss)(restated)	-	-	-	(1,059,299)	-	(1,059,299)
Balance, October 31, 2013 (restated)	105,600,000	10,560	2,740,207	(10,349,766)	(90,009)	(7,689,008)

See Notes to Consolidated Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Year Ended October 31, 2013 US$ Restated	Year Ended October 31, 2012 US$	For the period from inception September 29, 2008 to October 31, 2013 US$ Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,059,299)	$(3,531,780)	$(10, 439,175)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Employee options issued for stock based compensation	76,538	646,953	2,729,167
Foreign Currency Exchange (Gain)	(595,987)	(86,672)	(398,251)
Depreciation	28,418	40,044	106,032

Changes in operating assets and liabilities:
Prepayments	15,554	430,619	(8,744)
Receivables	(4,936)	(13,398)	(19,696)
Accounts Payable and Accrued Expenses	9,678	(19,743)	172,348
Net Cash used in Operating Activities	(1,530,034)	(2,533,977)	(7,858,319)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Property, plant & equipment	-	-	(106,455)
Options fees prepaid	-	-	-
Net Cash (used) by Investing Activities	-	-	(106,455)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of shares	-	-	21,000
Advances Payable – Affiliates	1,530,897	2,522,687	7,946,248
Net Cash Provided by Financing Activities	1,530,897	2,522,687	7,967,248

Effect of exchange rate changes on cash	(6,787)	19,878	10,323

Net Increase (Decrease) in Cash	(5,924)	8,588	12,797

Cash at Beginning of Period	18,721	10,133	-
Cash at End of Period	12,797	18,721	12,797

See Notes to Consolidated Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

(1)        ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Aurum as of October 31, 2013.

On January 20, 2010, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company's financial reporting status, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired a 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer/Director and Chief Financial Officer/Secretary. The sole director and stockholder of Golden is also the President of the Company.

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company's planned operations have not commenced and are considered to be in the exploration stage.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd ("AOI"), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut's 70% held Century Concession in Laos.
The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement ("Joint Venture") and the Company has the right to earn 72.86% of AOI's interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum may be required to spend US$6.5 million on exploration within the five year period, ending December 2015.

On February 10, 2011, the Company entered into a Deed of Agreement with the shareholders of the Lao Inter Mining Options Ltd ("LIMO") which granted Aurum an option to purchase LIMO's 20% interest in the Joint Venture ("Option"). This Agreement, in conjunction with the Management and Shareholders Agreement with AOI would have enabled Aurum to acquire, at its option, a 71% beneficial interest in the Century Concession. On October 24, 2011, the Company executed a Deed of Variation of Call Option extending the exercise date of the Option to April 24, 2012, for a consideration of $55,000 for each month extended. (see note 14). The Company decided not to exercise the option to purchase 20% of the Joint Venture.

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

The Company's ability to continue operations through fiscal 2014 is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

Under the U.S. Australia tax treaty, a U.S. resident corporation such as Aurum is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

(f)	Loss per Share

The Company calculates loss per share in accordance with ASC Topic 260, "Earnings per Share".

Basic income (loss) per share is computed by dividing net profit (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share has not been presented as all the common stock equivalents are anti-dilutive (see Note 10).

(g)	Fair value of Financial Instruments

FASB ASC Topic 825, "Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities which are deemed to be financial instruments.

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

(4)        PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

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

(5)        AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide geological, management and administration services to the Company, (the "Service Agreement"). AXIS has some common management and is incorporated in Australia. One of the Company's directors (Mr. Joseph Gutnick) is also a director of AXIS and Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS's principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Legend International Holdings, Inc., Quantum Resources Limited, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month.

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
The Company is subject to taxation in the USA.

At October 31, 2013 and 2012, deferred taxes consisted of the following:

	USA 2013 $	Total 2013 $
Deferred tax assets

Net operating loss carry-forward	678,631	678,631
Exploration expenditure	-	-
Less valuation allowance	(678,631)	(678,631)
Net deferred taxes	-	-

	USA 2012 $	Total 2012 $
Deferred tax assets

Net operating loss carry-forward	491,801	491,801
Exploration expenditure	-	-
Less valuation allowance	(491,801)	(491,801)
Net deferred taxes	-	-

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

The Company has available net operating loss carry forwards as of October 31, 2013, which are subject to limitations, aggregating approximately $1,938,000 which would expire in years 2028 through 2032.

The Company's tax returns for all years since fiscal 2010 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)            FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts receivables, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash and accounts receivables approximate their respective fair values because of the short maturities of those instruments. Financial liabilities for which carrying values approximate fair value include accounts payable and accrued expenses. The fair value of advances from affiliate is not readily determinable as no similar market exists for these instruments and it doesn't have a specified date of repayment.
(8)        EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company and accordingly reports operations, stockholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations. Since inception, the Company has incurred an operating loss of approximately $10,440,000. The Company's working capital has been primarily generated from advances from an affiliated entity as well as through the sales of common stock.

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
(11)        STOCKHOLDERS' EQUITY

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

During fiscal 2014, the century Concession expired and as a result the Company ceased exploration activities in Laos.
As a result of the termination of the employee holding the options issued under the equity incentive plan, the employee had a period of 90 days from the date of termination to exercise the options. The holder did not exercise the options therefore the options have expired.
In July 2015, the Company issued 30,000,000 shares of common stock to AXIS Consultants Pty Ltd as repayment of a debt of $5,057,776.
In April 2016, the Company raised $38,329 through the private placement of 250,000 shares of common stock.
On July 19, 2017, the Company entered into a Term Sheet with Lior Wayn, Erez Glazer and Dr Guy Shalom, (collectively, the ''Sellers")  for the acquisition of all of the issued shares of a medical technology business. The Company has a 120 day period to conduct due diligence and negotiate a formal share sale agreement.

            The purchase price is up to USD$7,500,000 which is to be satisfied as follows:

a)	The sum of USD$100,000 payable to the Sellers for due diligence expenses, 30 business days from the execution of the Term Sheet;

b)	A further USD$100,000 each month after the date in a) above for due diligence expenses, for 3 months, payable to the Sellers for working capital purposes;

c)
An issue of fully paid ordinary shares of common stock of the Company to the value of USD$2,500,000 (less any payments made to the Sellers under (a) and (b) above) to the Sellers at an issue price of USD$0.22 per share of common stock (Consideration Shares);

d)
The issue to the Sellers of shares of common stock to the equivalent to USD$2,500,000 at the issue price of USD$0.22, subject to the Sellers achieving sales revenue of USD$100,000 within twelve months after the first anniversary of Completion; and

e)
The issue to the Sellers of shares of common stock to the equivalent to USD$2,500,000 at the issue price of USD$0.22, subject to the Sellers achieving sales revenue of USD$1,000,000 within twelve months after the first anniversary of Completion.

If the Transaction is terminated or is in the reasonable opinion of the Company unable to proceed at any point, the Vendors and the Sellers have agreed to convert any monies paid to the Sellers under (a) and (b) above into convertible securities in the Sellers.

As part of the agreement and as a condition to completion, the Company will raise USD$2,500,000.

Pending completion, the Sellers are required to carry on business in the ordinary course.

In July 2017, the Company raised $38,329 through the private placement of 250,000 shares of common stock.

(16)            RESTATEMENT

The Company's previously issued 2013 financial statements have been restated to correct an error regarding an overstatement of accounts payable and accrued expenses in the amount of $230,390. The effect of the corrections to the 2013 financial statements is detailed as follows:

	As previously reported	Correction	Restated
Accounts payable and accrued expenses	$402,738	$(230,390)	$172,348

Exploration expenses fiscal 2013	$1,475,593	$(232,885)	$1,242,708

Exploration expenses period from inception to 10/31/2013	$6,912,507	$(232,885)	$6,679,622

Foreign currency exchange gain fiscal 2013	$598,482	$(2,495)	$595,987

Foreign currency exchange gain period from inception to 10/31/2013	$398,730	$(2,495)	$396,235

Net income /(loss) effect fiscal 2013	(1,289,689)	230,390	(1,059,299)

Net income /(loss) effect from inception to 10/31/2013	(10,669,565)	230,390	(10,439,175)