Form 10-K
period 2014-10-31
Aurum, Inc.
filed 2017-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

———————

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: October 31, 2014
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
☐ Yes ☒ No

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$2,000,000 as at April 30, 2014.

There were 135,850,000 outstanding shares of Common Stock as of September 22, 2017.

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

i

1
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

We were incorporated in the State of Florida on September 29, 2008 under the name Liquid Financial Engines, Inc. (“Liquid”) and we changed our name to Aurum, Inc. (“Aurum”) and our State of domicile to the State of Delaware.

Description of Business

Background

Aurum, Inc. is a company which was incorporated in Florida to initially develop and market financial software systems for banks, brokerage firms, pension funds, family offices, and hedge funds.

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

The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement, which existed between Argonaut and two other parties, and gave the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which was equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum was required to spend US$6.5 million on exploration within five years.

The Century Concession has expired and the Company has been negotiating with the Lao Government to renew the Concession. The Company has recently been advised that the Government does not intend to renew the Concession. As a result, the Company no longer has any exploration interests in Laos.

On April 1, 2016 the Company announced that it had entered into an agreement with an Israeli company, PayItSimple Ltd and its subsidiaries (PayItSimple) whereby the Company would invest $15 million directly into PayItSimple by September 5, 2016 to acquire a 30% interest in PayItSimple, and a further $7.5 million into PayItSimple over 18 months to acquire a further 10% interest in PayItSimple, taking its holding to 40% of interest in PayItSimple.  PayItSimple owns a business known as Splitit. On April 6, 2016 the Company terminated the proposed acquisition of PayItsimple.

On June 27, 2016 the Company announced that it had entered into a binding term sheet with the shareholders of an Israeli company, Humavox Ltd (Humavox), a company that creates wireless charging solutions. In accordance with the proposed acquisition of Humavox, Aurum would acquire 100% of the shares of Humavox and 100% of the warrants and options to acquire shares of Humavox in exchange for the issue of shares of common stock of Aurum representing 50% of the shares of common stock of Aurum post issue on a fully-diluted basis, including the investment of an amount of US$16 million in Humavox.  The investment would take place in unconditional instalments over a period of 24 months following the closing. The closing of the merger was subject to certain closing conditions, including the investment in Humavox of the first instalment of the investment in the amount of $5.5 million. On July 29, 2016, the Company terminated the proposed acquisition of Humavox.

On July 19, 2017, the Company entered into a Term Sheet with Lior Wayn, Erez Glazer and Dr Guy Shalom, (collectively, the ‘’Sellers”)  for the acquisition of all of the issued shares of a medical technology business. The Company has a 120 day period to conduct due diligence and negotiate a formal share sale agreement.

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

Employees

Mr. Chris Gerteisen was the Managing Director of the Laos operations and managed all the activities of Aurum in Laos. As a result of the expiry of the Century Concession in Laos, the Company has terminated Mr Gerteisen’s services.

Dr. Peter Jones was the Exploration Manager for Aurum in Laos. As a result of the expiry of the Century Concession in Laos, the Company has terminated Mr Jones’ services.

We use temporary employees for some of our activities. The services of our President, Chairman, Chief Executive Officer and Director, Joseph Gutnick, Executive General Manager, Craig Michael, our Chief Financial Officer and Secretary, Peter Lee, as well as clerical employees are provided to us on a part-time as needed basis pursuant to a Service Agreement (the “Service Agreement”) between us and AXIS Consultants Pty Limited (“AXIS”) effective from August 2009. AXIS also provides us with office facilities, equipment, administration and clerical services in Melbourne, Australia pursuant to the Service Agreement. The Service Agreement may be terminated by written notice by either party.

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

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to identify suitable further opportunities
-	our ability to raise the capital necessary to conduct our activities; and
-	our ability to generate revenues and profitably operate our business.

Our Proposed Areas Of Operations May Be Located In Locations That Are Subject To Changes In Political Conditions And Regulations In Those Regions.
Our proposed areas of operations may be located in locations that are subject to changes in political conditions and regulations. In the past some countries have been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting resource exploration and mining activities. Civil or political unrest could disrupt our operations at any time.

We May Engage in Acquisitions, Strategic Investments, Strategic Partnerships or Alliances or Other Ventures that may or may not be Successful.

We may acquire or make strategic investments in businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in order to enhance our business. It is possible that we may not be able to identify suitable acquisitions targets and candidates for strategic investments or partnerships, or if we do identify such targets or candidates, we may not be able to complete those transactions on terms commercially acceptable to us, or at all. The inability to identify suitable acquisition targets or investments or the inability to complete such transactions may affect our competitiveness and our growth prospects.

We may make strategic investments in early-stage start-up companies in order to gain experience in or exploit niche technologies. However, our investments may not be successful. The lack of profitability of any of our investments could have a material adverse effect on our operating results.

The Report Of Our Independent Registered Public Accounting Firm Contains An Emphasis of Matter Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of October 31, 2014 and 2013, and for the years ended October 31, 2014 and 2013, includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, and have an accumulated (deficit) of approximately $10,253,000 which raises substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our activities. If we are unable to raise the capital required to undertake adequate activities, we may miss opportunities to acquire suitable businesses. If we do not find suitable businesses we may be forced to cease operations and you may lose your entire investment.

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of the global financial crisis are difficult to accurately predict. As a result of this crisis, conditions in the credit markets have become uncertain and risk adverse. These adverse conditions may make it harder for the Company to raise additional funds to finance the continued development of its business. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

Approximately 75% Of Our Common Stock Is Controlled By The Family Of Our Chairman, President and Chief Executive Officer

The family of Mr. Joseph Gutnick, our Chairman, President and Chief Executive Officer, beneficially owned 101.6 million shares of our common stock, which represented approximately 75% of our shares outstanding as of September 18 2017. Mr Joseph Gutnick has no beneficvial interest in the shareholdings of his family. As a result, Mr. Gutnicks’ family has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnicks’ family may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his family’s best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2014. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”  AXIS billed Aurum, Inc., as per the services agreement, for 2014 a total of $71,597 (2013: $225,336).

We are one of seven companies that AXIS provides services to. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

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

The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding however no agreement has been reached to-date. Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owes fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at September 22, 2017, there were 135,850,000 outstanding shares of common stock which are deemed “restricted securities” as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

Our common stock is quoted via the Over The Counter Market (OTC).  As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

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

Item 1B   Unresolved Staff Comments

As of October 31, 2014, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Item 4    Mine Safety Disclosures

Not Applicable

PART II

Item 5    Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market under the symbol “AURM”.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2013
First Quarter	0.51	0.50
Second Quarter	0.51	0.25
Third Quarter	0.55	0.33
Fourth Quarter	0.55	0.45

2014
First Quarter	0.50	0.50
Second Quarter	0.50	0.50
Third Quarter	0.50	0.50
Fourth Quarter	0.50	0.32

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2014 and September 22, 2017, there were 105,600,000 and 135,850,000 shares of common stock issued and outstanding, respectively.

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

Shareholders

As of September 22, 2017, the Company had approximately 29 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6    Selected Financial Data

Our selected consolidated financial data presented below for each of the years in the two-year period ended October 31, 2014 and the balance sheet data at October 31, 2014 and 2013 have been derived from consolidated financial statements, which have been audited by PKF O’Connor Davies, LLP (“PKF”). The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended October 31, 2014, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2014 US$	2013 US$

Revenues	-	-
	-	-

Costs and expenses	356,462	1,655,286

(Loss) from operations	(356,462)	(1,655,286)

Foreign currency exchange gain	542,739	595,987
Provision for income taxes	-	-

Net income/(loss)	186,277	(1,059,299)

	$	$
Net income/(loss) per share	0.00	(0.01)

Weighted average number of shares used per share calculation (000’s)	105,600	105,600

Balance Sheet Data
	$	$
Total assets	4,036	41,660
Total liabilities	(7,506,767)	(7,730,668)

Stockholders’ Equity (deficit)	(7,502,731)	(7,689,008)

Item 7    Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Foreign Currency Translation

The Company has had operations in Laos and administrative functions based in Australia.  The Laos operations functional currency is USD but also uses Laos LAK (Lao Kip “LAK”) and Thai BHT (Thai Baht “BHT”).  Australian administrative operations are in AUD (“A$”). The income and expenses of its foreign operations are translated into US dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into US dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian dollar, Lao Kip and Thai Baht compared with the US dollar during the periods indicated.

Year ended
October 31

2013	US$1.00	=	A$1.0540
	US$1.00	=	LAK$7,901.61
	US$1.00	=	BHT$31.0673

2014	US$1.00	=	A$1.1371
	US$1.00	=	LAK$8,104.39
	US$1.00	=	BHT$32.5541

Overview

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2014. On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired an approximate 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer/Director and Chief Financial Officer/Secretary. The sole director and stockholder of Golden is also the President of the Company.

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Century Concession has expired and the Company has been negotiating with the Lao Government to renew the Concession. The Company has recently been advised that the Government does not intend to renew the Concession. As a result, the Company no longer has any exploration interests in Laos.

The Company has now commenced a search for new gold projects that the Company may be able to acquire an interest in. The Company’s planned operations have not commenced.

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

Results of Operations

Year ended October 31, 2014 versus Year ended October 31, 2013

We have not generated any revenues since inception. As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2014 was $71,597 (2013: $225,336). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have decreased from $1,655,286 for the year ended October 31, 2013, to $356,462 for the year ended October 31, 2014. The decrease in the total costs and expenses was a result of:

i)
A decrease in legal, accounting and professional costs from $80,803 in fiscal 2013 to $60,319 in fiscal 2014. Included within legal, accounting and professional costs for the year ended October, 31 2014 is $8,073 for stock transfer agent fees for management of the share register (2013: $9,930); $51,552 (2013: $67,849) for audit and tax fees and professional services in relation to consolidated financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K; and $694 (2013: $3,024) for legal expenses.

ii)
A decrease in administrative costs from $253,622 in fiscal 2013 to $110,847 in fiscal 2014. Included within administrative costs for the year ended October, 31 2014 is $67,541 (2013: $173,298) for charges by AXIS for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; $26,167 for lodgement of company filings with the SEC (2013: $41,459); insurance costs of $8,744 (2013: $27,572); bank charges for $312 (2013: $662); travel and accommodation of $nil (2013: $3,046); franchise tax of $697 (2013: $681); $2,072 for contractor and consultant costs (2013: $4,427); storage costs of $5,314 (2013: $1,104); and $nil of telecommunication costs (2013: $1,373).  The decrease is primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement. The total administrative expenses include AXIS billings of $71,217 for 2014 (2013: $221,455).

iii)
A decrease in stock based compensation expense from $76,538 in fiscal 2013 to $nil in fiscal 2014. The decrease is due to options being fully vested in the fiscal year of 2013. See Note 11 to the Company’s Consolidated Financial Statements which are included elsewhere in this Annual Report.

iv)
A decrease in the exploration expense from $1,242,708 in fiscal 2013 to $185,296 in fiscal 2014. The decrease is primarily due to reduced exploration activities on the Century Thrust Joint Venture for the twelve months ended October 31, 2014 in comparison to the prior correlating period as (i) the Company is in the process of sourcing other potential exploration targets, (ii) the Company was waiting on the renewal of the Century Concession which it received confirmation in the last quarter of fiscal 2014 would not be forthcoming; (iii) the reversal of accruals for exploration expenditure that did not come to fruition; and (iv) the offset of funding towards exploration and renewal of concession costs received from a third party. The total exploration expenses include AXIS billings of $380 for 2014 (2013: $2,291).

As a result of the foregoing, the loss from operations decreased from $1,655,286 for the year ended October 31, 2013 to $356,462 for the year ended October 31, 2014.

The Company recorded a foreign currency exchange gain of $542,739 for the year ended October 31, 2014 (2013: $595,987) primarily due to revaluation of amounts payable to affiliates in Australian dollars

The net income was $186,277 for the year ended October 31, 2014 compared to a net loss of $1,059,299 for the year ended October 31, 2013.

Liquidity and Capital Resources

For the year ended October 31, 2014, net cash used in operating activities was $252,069 consisting primarily of the net income of $186,277, adjusted for non-cash items being foreign currency gain of $542,739 and depreciation charges of $423, as well as a decrease in prepayments of $7,781, a decrease in receivables of $19,696 and an increase in accounts payable and accrued expenses of $76,493. Net cash used in investing activities was $nil; and net cash provided by financing activities was $242,588 being advances from affiliates.

As of October 31, 2014, the Company has short term obligations of $248,841 comprising accounts payable and accrued expenses, and had long term obligations of $7,257,926 comprising advances payable to affiliates.

During 2014, AXIS charged the Company $71,217 for management and administration services and $380 for exploration services. The net amount owed by the Company to AXIS at October 31, 2014 of $7,025,426 is included under non-current liabilities.

The Company has $3,073 in cash at October 31, 2014.

The Company has funded operations since inception through advances from affiliated entities. The Company’s ability to continue operations is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to October 31, 2015, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets. During fiscal 2015, the Company issued 30,000,000 shares of common stock to AXIS as repayment of a debt of $5,057,776.

The Company continues to search for additional sources of capital, including capital raisings from share issuances, however no agreements or arrangements have been made as of this date and there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, negative working capital, has not yet commenced revenue producing operations and has sustained recurring losses since inception.

Impact of Australian Tax Law

In July, 2009 the management and control of Aurum was effectively transferred to Australia making the company an Australian resident corporation for tax purposes under Australian law. Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income provided the tax credit does not exceed 30% of the foreign source income.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s consolidated financial statements, see Note 4 to the Company’s Consolidated Financial Statements which are included elsewhere in this Annual Report.

Item 7A    Quantitative and Qualitative Disclosures about Market Risk

At October 31, 2014, the Company had no outstanding borrowings under Loan Facilities.

Item 8    Financial Statements

See F Pages

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2014.

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
(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2014.
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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.
Item 9B    Other Information

None.

PART III

Item 10    Directors and Executive Officers and Corporate Governance

The following table sets forth our directors and officers, their ages and all offices and positions with our company.  Officers and other employees serve at the will of the Board of Directors.

Name	Age	Position(s) Held

Joseph Gutnick	64	Chairman of the Board, President, Chief Executive Officer and Director

Peter Lee	59	Secretary, Chief Financial Officer and Principal Accounting Officer

Director Qualifications

The following paragraphs provide information as of the date of this report about our sole director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding our director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that our director has demonstrated an ability to exercise sound judgment, as well as a commitment of service to Aurum and our Board. Finally, we value his significant experience in the mining industry and other public and board committees.

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since July 2009, and has been the Chief Executive Officer since April 2012. In addition, Mr. Gutnick was Chief Executive Officer from July 2009 until June 2011. He has been a Director of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. He is currently President, Director and CEO of Legend International Holdings Inc. (since 2004), Golden River Resources Corporation (for more than 10 years), Consolidated Gems, Inc. (since 2008), which are US corporations listed on the OTC market in the USA; President and CEO of Northern Capital Resources Corp, Great Central Resources Corporation, US corporations, and Executive Chairman and Managing Director of Merlin Diamonds Limited and Top End Minerals Limited, all listed on the Australian Securities Exchange. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Acadian Mining Corporation, Quantum Resources Limited and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Peter Lee

Mr. Peter Lee has been Secretary since July 2009 and Chief Financial Officer and Principal Accounting Officer since January 2015. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Governance Institute of Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Consolidated Gems, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corp and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited and a Director, CFO and Secretary of Top End Minerals Limited, all listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation, Quantum Resources Limited and CFO and Secretary of Legend International Holdings Inc in the last five years.

The Company’s Directors have been appointed for a one-year term  which will continue until their successors have been elected and qualified.

The Director and Senior Executives devote sufficient amounts of their business time to the affairs of the Company to advance its activities.

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

Mr. Simon Lee, who was CFO of the Company resigned as of January 22, 2015.

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

On August 27, 2013 the Supreme Court of Australia found in favour of a shareholder of an entity of which Joseph Gutnick is a director in respect of the purchase of shares in that entity from Mr. Gutnick by that shareholder.  The Court found and made orders that (i) notwithstanding that the purchase by the plaintiff was for a total of A$1,000,000, the investor was not a sophisticated investor within the meaning of the Corporations Act 2011 (Cth) by reason of the fact that the investment funds were paid by a number of instalments.  The Court held that only a purchase where a minimum of A$500,000 was paid as a first payment qualified the purchaser as a sophisticated investor and thereby exempted the seller from providing a disclosure statement.  In consequence, the Court ordered the shares purchase agreement be rescinded and declared void and that Mr. Gutnick repay the plaintiff the $1,000,000 purchase price.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors currently consists of one director. During fiscal 2014, our Board of Directors did not meet.

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

Audit Committee

At October 31, 2014, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.
Remuneration Committee

At October 31, 2014, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.
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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2014 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11    Executive Compensation

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2014 and October 31, 2013. No other executive officer received more than US$100,000 per annum during this period. The amounts listed below were paid by us to AXIS, which provides the services of Mr. Gutnick.

Summary Compensation Table
Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2014 2013	$ $	3,004 6,208	- -	- -	- -	- -	- -	- -	$ $	3,004 6,208

1.	Joseph Gutnick appointed July 23, 2009, resigned as CEO on June 6, 2011 and was reappointed on April 30, 2012.

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

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2014 other than as disclosed in the Summary Compensation Table.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Securities authorized for issuance under equity compensation plans
The following table sets forth, as of October 31, 2014, information regarding options under our 2010 stock option plan, our only active plan.  The 2010 Plan has not been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

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
As a result of the termination of the employees holding the options, the employees had a period of 90 days from the date of termination to exercise the options. The holders did not exercise the options and therefore the options have expired in April 2014 and May 2015.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 22, 2017.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of Common Stock Shares of Common Stock	Joseph Gutnick All officers and Directors as a group	101,600,000 101,600,000	74.79 74.79

*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 1A, 42 Moray Street, Southbank, Victoria 3006 Australia

Notes:

(1)	Based on 135,850,000 shares outstanding as of September 22, 2017. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which the family of Mr. Joseph Gutnick are the sole Directors and stockholders.

Item 13    Certain Relationships and Related Transactions and Director Independence

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owes fiduciary duties to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of seven companies that AXIS provides services to, namely Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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
In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum $71,597 (2013: $225,336) as per the services agreement for 2014.

During the year ended October 31, 2014, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $71,597 (2013: $225,336), and advanced  the Company $170,991 (2013: $1,246,562). For the year ended October 31, 2014, the foreign currency translation effect of the amount owed to AXIS was a gain of approximately $542,982 (2013: $602,774).   At October 31, 2014, the Company owed AXIS $7,025,426 (2013: $7,325,820). The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding however no agreement has been reached to-date. Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owes fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. At October 31, 2014, the Company owed the former Managing Director of its Laos operation $232,500 (2013: $232,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings (refer footnote 11 – Subsequent Events). AXIS and the former Managing Director have advised it does not currently intend to require repayment of these advances prior to October 31, 2015, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Item 14    Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF for fiscal 2014 and 2013.

	2014	2013

Audit fees	$37,035	$35,925
Audit related fees	-	-
Tax fees	$3,356	$8,724

Total	$40,391	$44,649

Audit fees were for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim consolidated financial statements.

As part of its duties, our Board pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  Our Board does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

PART IV

Item 15    Exhibits, Financial Statement Schedules

(a)	Financial Statements and Notes thereto.

The Consolidated Financial Statements and Notes thereto listed on the Index at page 28 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 28 of this Annual Report.

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

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman, President and	September 22, 2017
	Joseph Gutnick	Chief Executive Officer.

EXHIBIT INDEX

Incorporated by		Exhibit	Exhibit
Reference to:		No

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan.
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd.
(4)	Exhibit 99.3	10.5	Century Thrust Management and Shareholders Agreement.
(5)	Exhibit 99.2	10.6	Lao Inter Mining Options Limited Agreement.
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
		31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
		32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter Lee.

101
The following materials from the Aurum Inc. Annual Report on Form 10-K for year ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations , (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Consolidated Financial Statements as of October 31, 2014 and 2013 and for the years ended October 31, 2014 and 2013.

Aurum, Inc.
Audited Consolidated Financial Statements for the Company as of October 31, 2014 and 2013 and for the years ended October 31, 2014 and 2013.

AURUM, INC.

Consolidated Financial Statements

October 31, 2014 and 2013

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurum, Inc.

We have audited the accompanying consolidated balance sheets of Aurum, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2014, the Company has limited assets, negative working capital, has not yet commenced revenue producing operations, and has a retained (deficit) of approximately $10,253,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 3.

/s/ PKF O’Connor Davies, LLP

New York, NY
September 21, 2017

AURUM, INC.
Consolidated Balance Sheets
October 31, 2014 and 2013

	2014 US$	2013 US$
ASSETS

Current Assets:
Cash	3,073	12,797
Receivables – affiliates	-	19,696
Prepayments	963	8,744
Total Current Assets	4,036	41,237

Non-Current Assets:
Property and equipment, net of accumulated depreciation of $106,032 at October 31,2013	-	423
Total Non-Current Assets	-	423

Total Assets	4,036	41,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	248,841	172,348
Total Current Liabilities	248,841	172,348

Non-Current Liabilities:
Payable to affiliates	7,257,926	7,558,320
Total Non-Current Liabilities	7,257,926	7,558,320

Total Liabilities	7,506,767	7,730,668

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised 105,600,000 shares issued and outstanding	10,560	10,560
Additional paid-in-capital	2,740,207	2,740,207
Retained (deficit)	(10,253,498)	(10,439,775)
Total Stockholders’ Equity (Deficit)	(7,502,731)	(7,689,008)

Total Liabilities and Stockholders’ Equity (Deficit)	4,036	41,660

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations

	Year Ended October 31, 2014 US$	Year Ended October 31, 2013 US$

Revenues	-	-

Cost and expenses
Legal, accounting & professional	60,319	80,803
Administration expenses	110,847	253,622
Consultation salaries - stock based compensation	-	76,538
Exploration expenses	185,296	1,242,708
Interest expense, net	-	1,615

Total costs and expenses	356,462	1,655,286

(Loss) from operations	(356,462)	(1,655,286)

Foreign currency exchange gain	542,739	595,987

Income/(loss) before income tax	186,277	(1,059,299)

Provision for income tax	-	-

Net income/(loss)	186,277	(1,059,299)

Basic and diluted net income/(loss) per common equivalent shares	0.00	(0.01)

Weighted average number of common equivalent shares used per share calculation (in 000’s)	105,600	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
October 31,2014

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$

Balance, October 31, 2012	105,600,000	10,560	2,663,669	(9,380,476)	(6,706,247)

Amortisation of 3,250,000 options under 2010 equity incentive plan	-	-	76,538	-	76,538
Net (loss)	-	-	-	(1,059,299)	(1,059,299)
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,439,775)	(7,689,008)

Net income	-	-	-	186,277	186,277
Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows

	Year Ended October 31, 2014	Year Ended October 31, 2013
	US$	US$

CASH FLOW FROM OPERATING ACTIVITIES

Net income/(loss)	186,277	(1,059,299)

Adjustments to reconcile net income/(loss) to net cash (used) in operating activities:
Employee options issued for stock based compensation	-	76,538
Foreign currency exchange (gain)	(542,739)	(595,987)
Depreciation	423	28,418

Changes in operating assets and liabilities:
Prepayments	7,781	15,554
Receivables	19,696	(4,936)
Accounts payable and accrued expenses	76,493	9,678

Net Cash (used) in Operating Activities	(252,069)	(1,530,034)

CASH FLOW FROM FINANCING ACTIVITIES

Advances payable – affiliates	242,588	1,530,897

Net Cash provided by Financing Activities	242,588	1,530,897

Effect of exchange rate changes on cash	(243)	(6,787)

Net (decrease) in Cash	(9,724)	(5,924)

Cash at Beginning of Year	12,797	18,721
Cash at End of Year	3,073	12,797

See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
October 31, 2014 and 2013

(1)            ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of October 31, 2014.

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

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held Century Concession in Laos. The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and the Company had the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession.

The Century Concession expired in fiscal 2014 and the Company had been negotiating with the Lao Government to renew the Concession. The Company was advised that the Government does not intend to renew the Concession. As a result, the Company no longer has any exploration interests in Laos.

The Company has now commenced a search for new gold projects that the Company may be able to acquire an interest in.

The Company has funded operations since inception through advances from affiliated entities. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, negative working capital, has not yet commenced revenue producing operations and has a retained deficit.

The Company’s ability to continue operations through the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, however there can be no assurance that the Company will be successful in these efforts.

(2)           ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

(a)	Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The functional and reporting currency of the Company is the US dollar.

(b)	Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year. Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated consolidated financial statements. The Company has only one controlled entity.

(c)	Cash Equivalents

Aurum considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

(d)	Foreign Currency

The Company’s payables to affiliates are denominated in Australian dollars and converted to U.S. dollars at the end of each reporting period. Resulting gains and losses are included in the statement of operations.

(e)	Federal Income Tax

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

(f)	Australian Tax Law

The Company is an Australian resident corporation under Australian law and accordingly is subject to Australian income tax on its non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income provided the tax credit does not exceed 30% of the foreign source income.

Under the U.S. Australia tax treaty, a U.S. resident corporation such as Aurum is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a “permanent establishment” in Australia. A “permanent establishment” is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we believe that we do not have a permanent establishment in Australia, the Company may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

(g)	Income/(Loss) per Share

Basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period presented. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, warrants and convertible debts, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period, when such amounts are dilutive to the earnings per share calculation.

Options to acquire 3,250,000 shares of common stock were not included in the diluted weighted average shares outstanding for fiscal 2013 and 2014 as such effects would be anti-dilutive.

(h)	Fair value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair values of its assets and liabilities which are deemed to be financial instruments.

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advances from affiliate is not determinable as it is due to an affiliated entity, no market exists for similar instruments and settlement date is uncertain.

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

(3)            GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had a retained (deficit) of $10,253,498 as of October 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Aurum, Inc.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company adopted the update to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under US GAAP in the consolidated financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between the development stage entities and reporting entities from US GAAP. The Company has adopted ASU No. 2014-10 and accordingly eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The consolidated financial statements are no longer labelled as an exploration or development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. This update also eliminates an exception provided to development stage entities in FASC Topic 810, Consolidation, for determining whether an entity is a Variable Interest Entity (VIE) based on the amount of equity at risk.

In August 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU however management does not believe the consolidated financial statements require additional disclosure.

Other Recently Issued, but not Yet Effective Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(5)           AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company, (the “Service Agreement”). AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owe fiduciary duties to both parties. AXIS’s principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support including provision of exploration managers and geologists, financial, accounting advice and services.  AXIS also provides for the Company’s various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain services from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first request AXIS to provide the service and AXIS fails to provide the service within one month.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum, Inc. as per the services agreement for 2014 of $71,597 (2013: $225,336).

During the year ended October 31, 2014, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $71,597 (2013: $225,336), and advanced  the Company $170,991 (2013: $1,246,562). For the year ended October 31, 2014, the foreign currency translation effect of the amount owed to AXIS was a gain of approximately $542,982 (2013: $602,774).   At October 31, 2014, the Company owed AXIS $7,025,426 (2013: $7,325,820). At October 31, 2014, the Company owed the Managing Director of its former Laos operations (“Manager”) $232,500 (2013: $232,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings (refer footnote 11 – Subsequent Events). AXIS and the Manager have advised it does not currently intend to require repayment of these advances prior to October 31, 2015, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

(6)           PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At October 31, 2013, the net book value of property and equipment was $423.  At October 31, 2014 the Company no longer holds any property and equipment in Laos. The depreciation expense for fiscal 2014 amounted to $423 and for fiscal 2013 amounted to $28,418.

(7)            INCOME TAXES

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

The Company is subject to taxation in the USA.

At October 31, 2014 and 2013, deferred taxes consisted of the following:

	USA 2014 $	Total 2014 $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

	USA 2013 $	Total 2013 $
Deferred tax assets

Net operating loss carry-forward	678,631	678,631
Less valuation allowance	(678,631)	(678,631)
Net deferred taxes	-	-

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

The Company has available net operating loss carry forwards as of October 31, 2014, which are subject to limitations, aggregating approximately $2,270,000 which would expire in years 2028 through 2033.

The Company’s tax returns for all years since fiscal 2012 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(8)           CASH

The Company maintains cash deposits with financial institutions in Australia and in Laos. Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognised in operations.

(9)           STOCKHOLDERS’ EQUITY

In September 2008, 96,000,000 shares of common stock were issued to the Company’s founder raising $9,000.

In March 2009, the Company raised $12,000 in a registered public offering of 9,600,000 shares of common stock share pursuant to a prospectus dated January 30, 2009.

(10)         ISSUE OF OPTIONS UNDER EQUITY INCENTIVE PLAN
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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 2,500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 13, 2010	Dec 13, 2010	Dec 13, 2010
Grant date share price	US$1.10	US$1.10	US$1.10
Vesting date	Dec 13, 2010	Nov 17, 2011	Nov 17, 2012
Expected life in years	4.5	5.0	5.5
Risk-free rate	1.91%	1.91%	1.91%
Volatility	95%	95%	95%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.78	US$0.81	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at October 31, 2012	2,500,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2013	2,500,000	1.00	1.00
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2014	2,500,000	1.00	1.00
The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options is 6 years. There are 2,500,000 options currently exercisable.
As a result of the termination of the employee holding the options, the employee had a period of 90 days from the date of termination to exercise the options. The holders did not exercise the options therefore the options have expired post October 31, 2014.

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
As a result of the termination of the employees holding the options, the employees had a period of 90 days from the date of termination to exercise the options. The holders did not exercise the options therefore the options have expired in April, 2014.

(11)         SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

In July 2015, the Company issued 30,000,000 shares of common stock to AXIS Consultants Pty Ltd as repayment of a debt of $5,057,776.
On April 1, 2016 the Company announced that it had entered into an agreement with an Israeli company, PayItSimple Ltd and its subsidiaries (PayItSimple) whereby the Company would invest $15 million directly into PayItSimple by September 5, 2016 to acquire a 30% interest in PayItSimple, and a further $7.5 million into PayItSimple over 18 months to acquire a further 10% interest in PayItSimple, taking its holding to 40% of interest in PayItSimple.  PayItSimple owns a business known as Splitit. On April 6, 2016 the Company terminated the proposed acquisition of PayItsimple.
On June 27, 2016 the Company announced that it had entered into a binding term sheet with the shareholders of an Israeli company, Humavox Ltd (Humavox), a company that creates wireless charging solutions. In accordance with the proposed acquisition of Humavox, Aurum would acquire 100% of the shares of Humavox and 100% of the warrants and options to acquire shares of Humavox in exchange for the issue of shares of common stock of Aurum representing 50% of the shares of common stock of Aurum post issue on a fully-diluted basis, including the investment of an amount of US$16 million in Humavox.  The investment would take place in unconditional instalments over a period of 24 months following the closing. The closing of the merger was subject to certain closing conditions, including the investment in Humavox of the first instalment of the investment in the amount of $5.5 million. On July 29, 2016 the Company terminated the proposed acquisition of Humavox.

In April 2016, the Company raised $38,329 through the private placement of 250,000 shares of common stock.
On July 19, 2017, the Company entered into a Term Sheet with Lior Wayn, Erez Glazer and Dr Guy Shalom, (collectively, the ‘’Sellers”)  for the acquisition of all of the issued shares of a medical technology business. The Company has a 120 day period to conduct due diligence and negotiate a formal share sale agreement.

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