Form 10-Q
period 2015-01-31
Aurum, Inc.
filed 2017-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended January 31, 2015
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 000-53861

AURUM, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1728996
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 1A, 42 Moray Street
Southbank, Victoria, Australia	3006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 001 (613) 8532 2878

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

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Aurum, Inc. (“Aurum” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2015, the results of its operations for the three month periods ended January 31, 2015 and January 31, 2014 and the changes in its cash flows for the three month periods ended January 31, 2015 and January 31, 2014, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Consolidated Balance Sheets

	January 31, 2015 US$ (unaudited)	October 31, 2014 US$

ASSETS

Current Assets:
Cash	2,864	3,073
Prepayments	-	963
Total Current Assets	2,864	4,036

Total Assets	2,864	4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	259,369	248,841
Total Current Liabilities	259,369	248,841

Non-Current Liabilities:
Advances from affiliates	6,453,756	7,257,926
Total Non-Current Liabilities	6,453,756	7,257,926

Total Liabilities	6,713,125	7,506,767

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at January 31, 2015 and October 31, 2014.	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,740,207
Retained (Deficit)	(9,461,028)	(10,253,498)
Total Stockholders’ Equity (Deficit)	(6,710,261)	(7,502,731)

Total Liabilities and Stockholders’ Equity (Deficit)	2,864	4,036

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended January 31, 2015	For the three months ended January 31, 2014
	US$	US$

Revenues	$-	$-

Costs and expenses:
Legal, accounting and professional	9,997	10,077
Administration expenses	16,465	49,530
Exploration expenditure	-	167,052
Interest expense	5	-
Total costs and expenses	26,467	226,659

(Loss) from operations	(26,467)	(226,659)
Foreign currency exchange gain	818,937	571,807

Profit before income taxes	792,470	345,148
Provision for income taxes	-	-

Net income	792,470	345,148

Basic and diluted net income per common equivalent shares	0.01	(0.00)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit)	Total
		US$	US$	US$	US$
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,439,775)	(7,689,008)

Net income	-	-	-	186,277	186,277
Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)

Net income	-	-	-	792,470	792,470
Balance, January 31, 2015	105,600,000	10,560	2,740,207	(9,461,028)	(6,710,261)

See notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31, 2015 US$	Three months ended January 31, 2014 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	792,470	345,148

Adjustments to reconcile net income to net cash (used)
in operating activities:
Foreign currency exchange (gain)	(818,937)	(571,807)
Depreciation	-	423
Net change in:
Prepayments	963	2,848
Receivables	-	61
Accounts payable and accrued expenses	10,528	119,757

Net Cash (Used) in Operating Activities	(14,976)	(103,570)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliates	14,894	92,405

Net Cash Provided by Financing Activities	14,894	92,405

Effect of exchange rate changes on cash	(127)	1,213

Net (decrease) in cash	(209)	(9,952)

Cash at beginning of period	3,073	12,797

Cash at end of period	2,864	2,845
See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
January 31, 2015
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of January 31, 2015.

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

The Century Concession expired in fiscal 2014 and was not renewed. As a result, the Company no longer has any exploration interests in Laos.

The Company has now commenced a search for new projects that the Company may be able to acquire an interest in.

The Company’s ability to continue operations for the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, however there can be no assurance that the Company will be successful in these efforts.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and applicable to the Company. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3)	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had an accumulated deficit of $9,461,028 as of January 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Aurum, Inc. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	AFFILIATE TRANSACTIONS

The Company entered into an agreement with AXIS to provide management and administration services to the Company. AXIS is affiliated through common management. The Company is one of nine affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Currently, there are no material arrangements or planned transactions between the Company and any of the affiliated companies other than AXIS.

During the three months ended January 31, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $14,894. During the three months ended January 31, 2015, the foreign exchange effect on the amounts owed to affiliates was a gain of $818,064. The amounts owed to AXIS as of January 31, 2015 and October 31, 2014 is $6,221,256 and $7,025,426, respectively, and are reflected in non-current liabilities - advance from affiliates. At January 31, 2015, the Company owed the former Managing Director of its Laos operation $232,500 (2014: $232,500). During the three months ended January 31, 2015 and 2014, the affiliates have agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months (refer footnote 10 – Subsequent Events) and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(5)	INCOME TAXES

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

The Company is subject to taxation in the United States.

The Company’s net deferred taxes at January 31, 2015 is summarized as follows:

	USA $	Total $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards as of January 31, 2015, which are subject to limitations, aggregating approximately $2,364,000 which would expire in years 2028 through 2033.

The Company’s tax returns for all years since fiscal 2012 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(6)	STOCKHOLDERS’ EQUITY

In September 2008, 96,000,000 shares of common stock were issued to the Company’s founder raising $9,000.

In March 2009, the Company raised $12,000 in a registered public offering of 9,600,000 shares of common stock share pursuant to a prospectus dated January 30, 2009.

(7)	ISSUE OF OPTIONS UNDER EQUITY INCENTIVE PLAN

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

At October 31, 2014 and January 31, 2015, there are 2,500,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options at January 31, 2015 is 5 years. At January 31, 2015 there are 2,500,000 options exercisable.

As a result of the termination of the employee holding the options, the employee had a period of 90 days from the date of termination to exercise the options. The holder did not exercise the options therefore the options expired in May 2015.

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

As a result of the termination of the employee holding the options, the employee had a period of 90 days from the date of termination to exercise the options. The holder did not exercise the options therefore the options have expired in April 2014.

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances from affiliates. The carrying amounts of cash, receivables, accounts payables and accrued expenses approximates their fair values because of the short term maturities of those instruments. The fair value of advances from affiliates is not readily determinable as it is due to an affiliate entity, no similar market exists for these instruments and settlement date is uncertain.

(9)	INCOME/(LOSS) PER SHARE

The Company calculates income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”. Basic income/(loss) per share is computed based on the weighted average number of common shaes outstanding during the period.

Options to acquire 3,250,000 shares of common stock were not included in the diluted weighted average shares outstanding as such effects would be anti-dilutive.

(10)	SUBSEQUENT EVENTS

The Company has evaluated significant events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and believes that all relevant disclosures have been included herein and there are no other events or transactions which would require recognition or disclosure in the accompanying consolidated financial statements.

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

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. (“Liquid”) and Aurum, Inc., with Aurum being the surviving entity. For the purpose of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held, 55,105 acre Century Concession in Laos.

The agreement appoints Aurum as the manager of the Century Thrust Joint Venture Agreement, which existed between Argonaut and two other parties, and the Company had the right to earn 72.86% of AOI’s interest in the Joint Venture which was equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum was to spend US$6.5 million on exploration within the five year period ending, December 2015. The Century Concession expired in fiscal 2014 and was not renewed.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. We have incurred accumulated losses of approximately $9.5 million which has been funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2015 vs. Three Months Ended January 31, 2014.

Costs and expenses decreased from $171,659 in the three months ended January 31, 2014 to $26,467 in the three months ended January 31, 2015. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $10,077 for the three months ended January 31, 2014 to $9,997 for the three months ended January 31, 2015. Included within legal, accounting and professional costs is $2,277 for stock transfer agents fees for management of the share register (2014: $2,255); $7,500 for audit and tax fees and professional services in relation to consolidated financial statements (2014: $7,200); and $220 (2014: $624) for legal expenses.

b)
a decrease in administrative expenses from $49,530 in the three months ended January 31, 2014 to $16,465 in the three months ended January 31, 2015, primarily as a result of an decrease in employment costs, XBRL conversion costs, insurance expenses and travel costs.

c)
a decrease in exploration expenditure expense from $167,052 for the three months ended January 31, 2014 to $nil for the three months ended January 31, 2015. No exploration was conducted as the Century Concession expired. As a result of the foregoing, the loss from operations decreased from $171,659 for the three months ended January 31, 2014 to $26,467 for the three months ended January 31, 2015.

The Company recorded a foreign currency exchange gain of $818,937 for the three months ended January 31, 2015 compared to a foreign currency exchange loss of $571,807 for the three months ended January 31, 2014, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net income was $792,470 for the three months ended January 31, 2015 compared to $345,148 for the three months ended January 31, 2014.

Liquidity and Capital Resources

For the three months ended January 31, 2015, net cash used in operating activities was $14,976 consisting primarily of the net profit from operations of $792,470, adjusted for non-cash items being a foreign currency exchange gain of $818,937, a decrease in prepayments of $963, and an increase in accounts payable and accrued expenses of $10,528. Net cash used in investing activities was $nil; and net cash provided by financing activities was $14,894 being advances from affiliates.

As of January 31, 2015 the Company has short term obligations of $259,369 comprising accounts payable and accruals.

The Company has $2,864 in cash at January 31, 2015.

In July 2015, the Company issued 30,000,000 shares of common stock to AXIS Consultants Pty Ltd as repayment of a debt of $5,057,776.

The Company’s ability to continue operations for the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014,

●	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	The political, governmental and regulatory risks affecting mineral exploration activities in foreign countries,

●	The effects of environmental and other governmental regulations, and

●	Uncertainty as to whether financing will be available to enable further exploration and development.

●	Movements in foreign exchange rates,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

●	Our ability to enter into key exploration agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2015, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At January 31, 2015, this amounted to A$1,490 A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$11 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Not Applicable for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders’ (Deficit) and (v) related notes.

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
Peter Lee
Chief Financial Officer
(Principal Financial Officer)

Dated September 22, 2017

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee