Form 10-Q
period 2015-04-30
Aurum, Inc.
filed 2017-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended April 30, 2015
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

The interim consolidated financial statements included herein have been prepared by Aurum, Inc. (“Aurum” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2015, the results of its operations for the three and six month periods ended April 30, 2015 and April 30, 2014, and the changes in its cash flows for the six month periods ended April 30, 2015 and April 30, 2014, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Consolidated Balance Sheet

	April 30, 2015 US$ (unaudited)	October 31, 2014 US$

ASSETS

Current Assets:
Cash	1,194	3,073
Prepayments	-	963
Total Current Assets	1,194	4,036

Total Assets	1,194	4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	258,955	248,841
Total Current Liabilities	258,905	248,841

Non-Current Liabilities:
Advances from affiliates	6,655,544	7,257,926
Total Non-Current Liabilities	6,655,544	7,257,926

Total Liabilities	6,914,499	7,506,767

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 105,600,000 shares issued and outstanding at April 30, 2015 and October 31, 2014	10,560	10,560
Additional Paid-in-Capital	2,740,207	2,740,207
Retained (Deficit)	(9,664,072)	(10,253,498)
Total Stockholders’ Equity (Deficit)	(6,913,305)	(7,502,731)

Total Liabilities and Stockholders’ Equity (Deficit)	1,194	4,036

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended April 30, 2015	For the three months ended April 30, 2014	For the six months ended April 30, 2015	For the six months ended April 30, 2 014
	US$	US$	US$	US$

Revenues	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	16,425	10,044	26,422	20,121
Administration expenses	4,662	44,542	21,127	94,072
Exploration expenditure	-	74,758	-	241,810
Interest expense	4	-	10	-
Total costs and expenses	21,091	129,344	47,559	356,003

(Loss) from operations	(21,091)	(129,344)	(47,559)	(356,003)
Other income	8,837	-	8,837	-
Foreign currency exchange gain (loss)	(190,789)	(399,453)	628,148	172,354
Income/(Loss) before income taxes	(203,043)	(528,797)	589,426	(183,649)
Provision for income taxes	-	-	-	-

Net income (loss)	(203,043)	(528,797)	589,426	(183,649)

Basic and diluted net income (loss) per common equivalent shares	(0.00)	(0.01)	0.01	(0.00)

Weighted average number of common equivalent shares (in 000’s)	105,600	105,600	105,600	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit)	Total
		US$	US$	US$	US$
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,439,775)	(7,689,008)

Net income	-	-	-	186,277	186,277
Balance, October 30, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)
Net income	-	-	-	589,426	589,426
Balance, April 30, 2015	105,600,000	10,560	2,740,207	(9,664,072)	(6,913,305)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2015 US$	Six months ended April 30, 2014 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	589,426	(183,649)

Adjustments to reconcile net income (loss) to net cash (used)
in operating activities:
Foreign currency exchange (gain)	(628,148)	(172,354)
Depreciation	-	423
Net change in:
Prepayments	963	1,739
Receivables	-	71
Accounts payable and accrued expenses	10,114	148,077

Net Cash (Used) in Operating Activities	(27,645)	(205,693)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from affiliate	24,721	193,626

Net Cash Provided by Financing Activities	24,721	193,626

Effect of exchange rate on cash	1,045	1,651

Net (decrease) in cash	(1,879)	(10,416)

Cash at beginning of period	3,073	12,797

Cash at end of period	1,194	2,381

See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
April 30, 2015
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 96.21% of Aurum as of April 30, 2015.

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

The retained deficit of the Company from inception (September 2008) through April 30, 2015 amounted to approximately $9.7 million.

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

During the six months ended April 30, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $16,660. During the six months ended April 30, 2015, the foreign exchange effect on the amounts owed to affiliates was a gain of $627,103. The amounts owed to AXIS as of April 30, 2015 and October 31, 2014 is $6,423,044 and $7,025,426, respectively, and are reflected in non-current liabilities - advance from affiliates. At April 30, 2015, the Company owed the former Managing Director of its Laos operation $232,500 (2014: $232,500). During the six months ended April 30, 2015 and 2014, the affiliates have agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months (refer footnote 11 – Subsequent Events) and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(5)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company is required to file tax returns in the United States and a summary of the deferred tax asset at April 30, 2015 is as follows:.

	USA $	Total $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards as of April 30, 2015, which are subject to limitations, aggregating approximately $2,364,000 which would expire in years 2028 through 2033.

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

At October 31, 2014 and April 30, 2015, there are 2,500,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81 and the weighted average remaining contractual life of those options at April 30, 2015 is 5 years. At April 30, 2015 there are 2,500,000 options exercisable.

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

(9)	NET INCOME (LOSS) PER SHARE

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

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations and other projections and estimates could differ materially from those projected in the forward-looking statements.

Overview

Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the State of Delaware through a merger involving Liquid Financial Engines, Inc. (:Liquid”) and Aurum, Inc., with Aurum being the surviving entity.

In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd (“AOI”), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut’s 70% held, 55,105 acre Century Concession in Laos. For the purpose of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.

The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement, which existed between Argonaut and two other parties, and gives the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which was equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum was to spend US$6.5 million on exploration within the five year period ending December 10, 2015. The Century Concession expired in fiscal 2014 and was not renewed.

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. We have incurred accumulated losses of approximately $9.7 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2015 vs. Three Months Ended April 30, 2014.

Costs and expenses decreased from $129,344 in the three months ended April 30, 2014 to $21,091 in the three months ended April 30, 2015. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $10,044 for the three months ended April 30, 2014 to $16,425 for the three months ended April 30, 2015, primarily due to a decrease in share registry expenses, accounting and legal fees.

b)
a decrease in administrative expenses from $44,542 in the three months ended April 30, 2014 to $4,662 in the three months ended April 30, 2015, is primarily as a result of a decrease in employment costs and insurance expense.

c)
a decrease in exploration expenditure expense from $74,758 for the three months ended April 30, 2014 to $nil for the three months ended April 30, 2015. The Century Concession expired in fiscal 2014. The exploration costs include salaries for both staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $129,344 for the three months ended April 30, 2014 to $21,091 for the three months ended April 30, 2015.

Other income increased for $nil for the three months ended April 30, 2014 to $8,837 for the three months ended April 30, 2015.

The Company recorded a foreign currency exchange loss of $190,789 for the three months ended April 30, 2015 compared to a foreign currency exchange loss of $399,453 for the three months ended April 30, 2014, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net loss was $203,423 for the three months ended April 30, 2015 compared to a net loss of $528,797 for the three months ended April 30, 2014.

Six Months Ended April 30, 2015 vs. Six Months Ended April 30, 2014.

Costs and expenses decreased from $356,003 in the six months ended April 30, 2014 to $47,558 in the six months ended April 30, 2015. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $20,121 for the six months ended April 30, 2014 to $26,422 for the six months ended April 30, 2015, primarily as a result of an increase in accounting and legal fees.

b)
a decrease in administrative expenses from $94,072 in the six months ended April 30, 2014 to $21,127 in the six months ended April 30, 2015, primarily due to a decrease in employment costs, IT support costs and insurance expense.

c)
a decrease in exploration expenditure expense from $241,810 for the six months ended April 30, 2014 to $nil for the six months ended April 30, 2015. The Century Concession expired in fiscal 2014. The exploration costs include salaries for both staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $356,003 for the six months ended April 30, 2014 to $47,558 for the six months ended April 30, 2015.

Other income increased from $nil for the six months ended April 30, 2014 to $8,837 for the six months ended April 30, 2015.

The Company recorded a foreign currency exchange gain of $172,354 for the six months ended April 30, 2014 compared to a foreign currency exchange gain of $628,148 for the six months ended April 30, 2015, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net income was $589,426 for the six months ended April 30, 2015 compared to a net loss of $183,649 for the six months ended April 30, 2014.

Liquidity and Capital Resources

For the six months ended April 30, 2015, net cash used in operating activities was $27,645 primarily consisting of the net loss from operations of $589,426, adjusted for non-cash items being foreign currency gain of $628,148, a decrease in prepayments of $963, and an increase in accounts payable and accrued expenses of $10,114.

Net cash used in investing activities was $nil; and net cash provided by financing activities was $24,721 being advances from affiliates.

As of April 30, 2015 the Company has short term obligations of $258,955 comprising accounts payable and accruals.

The Company has $1,194 in cash at April 30, 2015.

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

At April 30, 2015, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At April 30, 2015, this amounted to $1,194. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$11 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
Peter Lee
Chief Financial Officer
(Principal Financial Officer)

Date:            September 22, 2017

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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