Form 10-Q
period 2015-07-31
Aurum, Inc.
filed 2017-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended July 31, 2015
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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2015, the results of its operations for the three and nine month periods ended July 31, 2015 and July 31, 2014 and the changes in its cash flows for the nine month periods ended July 31, 2015 and July 31, 2014 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Consolidated Balance Sheet

	July 31, 2015 US$ (unaudited)	October 31, 2014 US$

ASSETS

Current Assets:
Cash	1,076	3,073
Prepayments	-	963
Total Current Assets	1,076	4,036

Total Assets	1,076	4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	184,954	248,841
Total Current Liabilities	184,954	248,841

Non-Current Liabilities:
Advances from affiliates	1,079,663	7,257,926
Total Non-Current Liabilities	1,079,663	7,257,926

Total Liabilities	1,264,617	7,506,767

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 135,600,000 shares issued and outstanding at July 31, 2015 and 105,600,000 October 31, 2014	13,560	10,560
Additional Paid-in-Capital	7,794,983	2,740,207
Accumulated (deficit)	(9,072,084)	(10,253,498)
Total Stockholders’ Equity (Deficit)	(1,263,541)	(7,502,731)

Total Liabilities and Stockholders’ Equity (Deficit)	1,076	4,036

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2015	2014	2015	2014
	US$	US$	US$	US$

Revenues	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	23,218	12,924	49,640	33,045
Administration expenses	22,610	17,092	43,737	111,164
Exploration expenditure	-	104,226	-	346,036
Interest expense	105	-	114	-
Total costs and expenses	45,933	134,242	93,491	490,245

(Loss) from operations	(45,933)	(134,242)	(93,491)	(490,245)
Other income	57,809	-	66,646	-
Foreign currency exchange gain (loss)	580,111	(79,173)	1,208,259	93,181
Income (Loss) before income taxes	591,987	(213,415)	1,181,414	(397,064)
Provision for income taxes	-	-	-	-

Net income (loss)	591,987	(213,415)	1,181,414	(397,064)

Basic and diluted net income (loss) per common equivalent shares	0.01	(0.00)	0.01	(0.00)

Weighted average number of common equivalent shares (in 000’s)	105,993	105,600	105,710	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$

Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)

Issuance of common stock	30,000,000	3,000	5,054,776	-	5,057,776
Net income	-	-	-	1,181,414	1,181,414
Balance, July 31, 2015	135,600,000	13,560	7,794,983	(9,072,084)	(1,263,541)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	July 31
	2015 US$	2014 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	1,181,414	(397,064)

Adjustments to reconcile net income(loss) to net cash (used)
in operating activities:
Foreign currency exchange (gain)	(1,208,259)	(93,181)
Depreciation	-	423
Net change in:
Prepayments	963	5,595
Receivables	-	72
Accounts payable and accrued expenses	(63,887)	231,275

Net Cash (Used) in Operating Activities	(89,769)	(252,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliates	86,302	241,650

Net Cash Provided by Financing Activities	86,302	241,650

Effect of exchange rate on cash	1,470	691

Net (decrease) in cash	(1,997)	(10,539)

Cash at beginning of period	3,073	12,797

Cash at end of period	1,076	2,258

Non-Cash Transactions Issuance of common stock to settle liability	5,057,776	-

See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
July 31, 2015
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation, originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 74.93% of Aurum as of July 31, 2015.

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

.

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

In addition, Aurum is reliant on loans and advances from corporations affiliated with the Company. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangements for ongoing funding. As a result the Company may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year. However, there can be no assurance that the Company’s fund raising efforts will be successful.

The retained deficit of the Company at July 31, 2015 amounted to approximately $9,100,000.

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

During the nine months ended July 31, 2015, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $74,397. During the nine months ended July 31, 2015, the foreign exchange effect on the amounts owed to affiliates was a gain of $1,206,789. On July 31, 2015 the Company issued 30,000,000 shares of common stock to AXIS in satisfaction of a debt of $5,057,776. The amounts owed to affiliates as of July 31, 2015 and October 31, 2014 is $847,163 and $7,025,426, respectively, and are reflected in non-current liabilities - advances from affiliates. At July 31, 2015, the Company owed the former Managing Director of its Laos operation $232,500 (2014: $232,500). During the nine months ended July 31, 2015 and 2014, the affiliates have agreed not to charge interest.

The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.

(5)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company is required to file tax returns in the United States and a summary of the deferred tax asset at July 31, 2015 is as follows:

	USA $	Total $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards as of October 31, 2014, which are subject to limitations, aggregating approximately $2,364,000 which would expire in years 2028 through 2034.

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

On July 31, 2015 the Company issued 30,000,000 shares of common stock to AXIS in satisfaction of a debt of $5,057,776.

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

At October 31, 2014, there were 2,500,000 options outstanding with an option price per share and weighted average exercise price of US$1.00.  The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during fiscal 2011 was US$0.81.

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

(9)	NET INCOME ( LOSS) PER SHARE

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

The Company has evaluated events and transactions after the balance sheet date and through the date the consolidated financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying interim consolidated financial statements.

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years We have incurred accumulated losses of approximately $9.1 million which has been funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2015 vs. Three Months Ended July 31, 2014.

Costs and expenses decreased from $134,242 in the three months ended July 31, 2014 to $45,933 in the three months ended July 31, 2015. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $12,924 for the three months ended July 31, 2014 to $23,218 for the three months ended July 31, 2015, primarily due to an increase in professional fees and share registry expenses.

b)
an increase in administrative expenses from $17,092 in the three months ended July 31, 2014 to $22,610 in the three months ended July 31, 2015, is primarily as a result of an increase in employment costs, XBRL conversion costs, insurance expense and travel costs

c)
a decrease in exploration expenditure expense from $104,226 for the three months ended July 31, 2014 to $nil for the three months ended July 31, 2015. The Century Concession expired in fiscal 2014. The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $134,242 for the three months ended July 31, 2014 to income from operations of $45,933 for the three months ended July 31, 2015.

Other income increased from $nil for the three months ended April 30, 2014 to $57,809 for the three months ended April 30, 2015.

The Company recorded a foreign currency exchange gain of $580,111 for the three months ended July 31, 2015 compared to a foreign currency exchange loss of $79,173 for the three months ended July 31, 2014, primarily due to revaluation of the advances from affiliate which is denominated in Australian dollars.

Net income was $591,987 for the three months ended July 31, 2015 compared to a net loss of $213,415 for the three months ended July 31, 2014.

Nine Months Ended July 31, 2015 vs. Nine Months Ended July 31, 2014.

Costs and expenses decreased from $490,245 in the nine months ended July 31, 2014 to $93,491 in the nine months ended July 31, 2015. The decrease in costs and expenses is a net result of:

a)
an increase in legal, accounting and professional expense from $33,045 for the nine months ended July 31, 2014 to $49,640 for the nine months ended July 31, 2015, primarily as a result of an increase in professional fees and share registry expenses offset by a small increase in tax consultant costs.

b)
a decrease in administrative expenses from $111,164 in the nine months ended July 31, 2014 to $43,737 in the nine months ended July 31, 2015, primarily due to a decrease in employment costs, XBRL conversion expenses, IT support costs, insurance and travel costs.

c)
a decrease in exploration expenditure expense from $346,036 for the nine months ended July 31, 2014 to $nil for the nine months ended July 31, 2015. The Century Concession expired in fiscal 2014.  The exploration costs include salaries for both our staff and contract field staff, accommodations, Laos office costs, field work expenditure and reviewing data on exploration targets in Laos.

As a result of the foregoing, the loss from operations decreased from $490,245 for the nine months ended July 31, 2014 to $93,491 for the nine months ended July 31, 2015.

Other income increased from $nil for the nine months ended April 30, 2014 to $66,646 for the nine months ended April 30, 2015.

The Company recorded a foreign currency exchange gain of $1,208,259 for the nine months ended July 31, 2015 compared to a foreign currency exchange gain of $93,181 for the nine months ended July 31, 2014, primarily due to revaluation of the advances from affiliate which is denominated in Australian dollars.

Net income was $1,181,414 for the nine months ended July 31, 2015 compared to a net loss of $397,064 for the nine months ended July 31, 2014.

Liquidity and Capital Resources

For the nine months ended July 31, 2015, net cash used in operating activities was $89,769 primarily consisting of the net income of $1,181,414, adjusted for non-cash items being foreign currency gain of $1,208,259, a decrease in prepayments of $963, and a decrease in accounts payable and accrued expenses of $63,887.

Net cash used in investing activities was $nil; and net cash provided by financing activities was $86,302.

As of July 31, 2015 the Company has short term obligations of $184,954 comprising accounts payable and accrued expenses.

In July 2015, the Company issued 30,000,000 shares of common stock to AXIS Consultants Pty Ltd as repayment of a debt of $5,057,776.

The Company has $1,076 in cash at July 31, 2015.

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

At July 31, 2015, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At July 31, 2015, this amounted to A$1,076. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$10 effect on the balance sheet and statement of operations.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third of fiscal 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

.

Aurum, In

/s/ Joseph I Gutnick
By:	_______________________
Joseph Gutnick
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Peter Lee
By:	_______________________
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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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