Form 10-K
period 2015-10-31
Aurum, Inc.
filed 2017-09-26
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: October 31, 2015
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53861
AURUM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-1728996
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 1A, 42 Moray Street, Southbank, Victoria, 3006 Australia
(Address of principal executive offices) (Zip Code)

011 (613) 8532 2878
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock (“Common Stock”) held by non-affiliates of the Company was US$2,000,000 as at April 30, 2015.

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

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have no source of revenue. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to identify suitable opportunities

-	our ability to raise the capital necessary to conduct our activities; and

-	our ability to generate revenues and profitably operate our business.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of October 31, 2015 and 2014, and for the years ended October 31, 2015 and 2014, includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have an accumulated (deficit) of approximately $9,100,000 which raises substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2015. This service agreement may be terminated by us or AXIS on 60 days’ notice. See “Certain Relationships and Related Party Transactions.”  AXIS billed Aurum, Inc., as per the services agreement, for 2015 a total of $56,226 (2013: $71,597).

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

Item 1B                          Unresolved Staff Comments

As of October 31, 2015, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2014
First Quarter	0.50	0.50
Second Quarter	0.50	0.50
Third Quarter	0.50	0.50
Fourth Quarter	0.50	0.32

2015
First Quarter	0.32	0.32
Second Quarter	0.63	0.31
Third Quarter	0.55	0.55
Fourth Quarter	0.55	0.55

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2015 and September 22, 2017, there were 135,600,000 and 135,850,000 shares of common stock issued and outstanding, respectively.

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

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2015 and the balance sheet data at October 31, 2015 and 2014 have been derived from consolidated financial statements, which have been audited by PKF O’Connor Davies, LLP (“PKF”). The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended October 31, 2015, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2015 US$		2014 US$

Revenues		-		-
		-		-

Costs and expenses		120,052		356,462

(Loss) from operations		(120,052)		(356,462)

Other income		66,646		-
Foreign currency exchange gain		1,226,376		542,739
Provision for income taxes		-		-

Net income		1,172,970		186,277

	$		$
Net income per share		0.01		0.00

Weighted average number of shares used per share calculation (000’s)		113,244		105,600

Balance Sheet Data
	$		$
Total assets		197		4,036
Total liabilities		(1,272,182)		(7,506,767)

Stockholders’ Equity (deficit)		(1,271,985)		(7,502,731)

Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Year ended October 31

2015	US$1.00	=	A$1.4008

2014	US$1.00	=	A$1.1371
	US$1.00	=	LAK$8,104.39
	US$1.00	=	BHT$32.5541

Overview

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 74.93% of Aurum as of October 31, 2015. On January 20, 2010, the Company re-incorporated in the state of Delaware (the “Reincorporation”) through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.

In July 2009, Golden acquired an approximate 96% interest in Aurum from certain stockholders. In connection therewith, the Company appointed a new President/Chief Executive Officer/Director and Chief Financial Officer/Secretary.

Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Century Concession has expired and the Company had been negotiating with the Lao Government to renew the Concession. The Company was advised that the Government does not intend to renew the Concession. As a result, the Company no longer has any exploration interests in Laos.

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

Results of Operations

Year ended October 31, 2015 versus Year ended October 31, 2014

We have not generated any revenues since inception. As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2015 was $56,226 (2014: $71,597). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have decreased from $356,462 for the year ended October 31, 2014 to $120,052 for the year ended October 31, 2015. The decrease in the total costs and expenses was a result of:

i)
an increase in legal, accounting and professional costs from $60,319 in fiscal 2014 to $70,266 in fiscal 2015. Included within legal, accounting and professional costs for the year ended October, 31 2015 is $9,371 for stock transfer agent fees for management of the share register (2014: $8,073); $59,743 (2014: $51,552) for audit and tax fees and professional services in relation to consolidated financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K; and $1,152 (2014: $694) for legal expenses.

ii)
a decrease in administrative costs from $110,847 in fiscal 2014 to $49,636 in fiscal 2015. Included within administrative costs for the year ended October, 31 2014 is $40,362 (2014: $67,541) for charges by AXIS for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; $(7,650) for lodgement of company filings with the SEC (2014: $26,167); insurance costs of $11,733 (2014: $8,744); bank charges for $72 (2014: $312); franchise tax of $837 (2014: $697); $621 for contractor and consultant costs (2014: $2,072); and storage costs of $1,901 (2014: $5,314).  The decrease is primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement. The total administrative expenses include AXIS billings of $55,944 for 2015 (2014: $71,217).

iii)
a decrease in the exploration expense from $185,296 in fiscal 2014 to $nil in fiscal 2015. The Century Concession expired in fiscal 2014. The total exploration expenses include AXIS billings of $nil for 2015 (2014: $380).

As a result of the foregoing, the loss from operations decreased from $356,462 for the year ended October 31, 2014 to $53,406 for the year ended October 31, 2015.

Other income increased for $nil in fiscal 2014 to $57,809 in fiscal 2015.

The Company recorded a foreign currency exchange gain of $1,226,376 for the year ended October 31, 2015 (2014: $542,739) primarily due to revaluation of amounts payable to affiliates in Australian dollars

Net income was $1,172,970 for the year ended October 31, 2015 compared to net income of $186,277 for the year ended October 31, 2014.

Liquidity and Capital Resources

For the year ended October 31, 2015, net cash used in operating activities was $95,929 consisting primarily of the net income of $1,172,970, adjusted for non-cash items being foreign currency gain of $1,226,376 and a decrease in accounts payable and accrued expenses of $43,486. Net cash used in investing activities was $nil and net cash provided by financing activities was $91,311 being advances from affiliates.

As of October 31, 2015, the Company has short term obligations of $205,354 comprising accounts payable and accrued expenses, and had long term obligations of $1,066,827 comprising advances payable to affiliates.

During 2015, AXIS charged the Company $55,944 for management and administration services and $282 for exploration services. The net amount owed by the Company to AXIS at October 31, 2015 of $834,327 is included under non-current liabilities.

In July 2015, the Company issued 30,000,000 shares of common stock to AXIS Consultants Pty Ltd as repayment of a debt of $5,057,776.

The Company has $197 in cash at October 31, 2015.

The Company has funded operations since inception through issuance of shares and advances from affiliated entities. The Company’s ability to continue operations for the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to October 31, 2016, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

At October 31, 2015, the Company had no outstanding borrowings under Loan Facilities.

Item 8.	Financial Statements

See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2015.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2015.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2015, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Joseph Gutnick

Mr. Gutnick is a leading mining industry entrepreneur and has been President and a Director since July 2009, and has been the Chief Executive Officer since April 2012. In addition, Mr. Gutnick was Chief Executive Officer from July 2009 until June 2011. He is currently President, Director and CEO of Golden River Resources Corporation (for more than 10 years) which is a  US corporations listed on the OTC market in the USA; and President and CEO of Northern Capital Resources Corp and  Great Central Resources Corporation, US corporations. Mr. Gutnick was previously a Director of the World Gold Council. He has previously been a Director of Legend International Holdings Inc. (since 2004), Consolidated Gems, Inc, Merlin Diamonds Limited, Top End Minerals Limited Acadian Mining Corporation, Quantum Resources Limited and Royal Roads Corporation in the last five years. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Peter Lee

Mr. Peter Lee has been Secretary since July 2009 and Chief Financial Officer and Principal Accounting Officer since January 2015. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Governance Institute of Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Consolidated Gems, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corp and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation, Quantum Resources Limited and CFO, Secretary of Legend International Holdings Inc and a Director, CFO and Secretary of Top End Minerals Limited in the last five years.

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

On November 24, 2015, Legend International Holdings Inc. announced that it had entered into a Convertible Bond and Subscription Agreement (“Bond Agreement”) and Security Bond Deed, both dated November 24, 2015 with Queensland Phosphate Pty Ltd (“QPL”). Pursuant to those documents, the Company was advised on March 16, 2016 that QPL had appointed receivers and managers to Paradise Phosphate Limited (“PPL”) and the Company’s shareholding in PPL on March 11, 2016.

On October 21, 2015, Legend International Holdings Inc. announced that Indian Farmers Fertilizer Co-Operative and its Dubai domiciled subsidiary Kisan International Trading had filed a claim in the Victorian Supreme Court (Australia) to enforce an order of the Singapore International Arbitration Centre against the Company and Mr Joseph Gutnick. Under the order, the Company and Mr Gutnick are to pay IFFCO and Kisan a total of US$12.35 million and US$28.05 million, plus interest and costs, respectively.  Following on from that decision, Indian Farmers Fertilizer Co-Operative and its Dubai domiciled subsidiary Kisan International Trading have served a letter of demand on the Company for AUD$25,027,208. Legend and Mr Gutnick challenged the enforcement of the order in the Supreme Court of Victoria Australia but were unsuccessful and the Court ordered that Legend be placed in liquidation.

Mr Gutnick was a Director and Mr Lee was Chief Financial Officer and Secretary of Legend and PPL.

Following the decision of the Supreme Court in Victoria, Mr Gutnick declared personal bankruptcy.

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors currently consists of one director. During fiscal 2015, our Board of Directors met once.

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

Audit Committee

At October 31, 2015, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company’s operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

Remuneration Committee

At October 31, 2015, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.

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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2015 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11.                          Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2015 and October 31, 2014. No other executive officer received more than US$100,000 per annum during this period. The amounts listed below were paid by us to AXIS, which provides the services of Mr. Gutnick.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2015 2014	- $ 3,004	- -	- -	- -	- -	- -	- -	- $ 3,004

1.	Joseph Gutnick appointed July 23, 2009, resigned as CEO on June 6, 2011 and was reappointed on April 30, 2012.

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

Compensation of Directors

The Company’s directors did not receive any compensation during fiscal 2015 other than as disclosed in the Summary Compensation Table.

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of October 31, 2015, information regarding options under our 2010 stock option plan, our only active plan.  The 2010 Plan has not been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our common stock.

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

As a result of the termination of the employees holding the options, the employees had a period of 90 days from the date of termination to exercise the options. The holders did not exercise the options therefore the options expired in April 2014 and May 2015.

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

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of Common Stock Shares of Common Stock	Joseph Gutnick All officers and Directors as a group	101,600,000 101,600,000	74.92 74.92
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 1A, 42 Moray Street, Southbank, Victoria 3006 Australia

Notes:

(1)	Based on 135,600,000 shares outstanding as of September 22, 2017. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)	Includes 101,600,000 shares owned by Golden Target Pty Ltd, of which the family of Mr. Joseph Gutnick are the sole Directors and stockholders.

Item 13.                          Certain Relationships and Related Transactions and Director Independence

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owes fiduciary duties to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of six companies that AXIS provides services to, namely Merlin Diamonds Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum $56,226 (2014: $71,597) as per the services agreement for 2015.

During the year ended October 31, 2015, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $56,226 (2014: $71,597), and advanced  the Company $23,180 (2014: $170,991). For the year ended October 31, 2015, the foreign currency translation effect of the amount owed to AXIS was a gain of approximately $1,224,634 (2014: $542,982). During fiscal 2015, the Company issued 30,000,000 shares of common stock to AXIS as repayment of a debt of $5,057,776. At October 31, 2015, the Company owed AXIS $834,327 (2014: $7,025,426). The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding however no agreement has been reached to-date. Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owes fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. At October 31, 2015, the Company owed the former Managing Director of its Laos operation $232,500 (2014: $232,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the former Managing Director have advised they do not currently intend to require repayment of these advances prior to October 31, 2016, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Item 14.                          Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF for fiscal 2015 and 2014.

	2015	2014

Audit fees	$31,000	$37,035
Tax fees	$6,242	$3,356
Total	$37,742	$40,391

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

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman, President and Chief Executive Officer.	September 22, 2017
Joseph Gutnick

EXHIBIT INDEX

Incorporated by Reference to:		Exhibit No	Exhibit

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan.
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd.
(4)	Exhibit 99.3	99.3	Century Thrust Management and Shareholders Agreement.
(5)	Exhibit 99.2	99.2	Lao Inter Mining Options Limited Agreement.
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
		31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
		32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter Lee.

101
The following materials from the Aurum Inc. Annual Report on Form 10-K for year ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations , (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Consolidated Financial Statements as of October 31, 2015 and 2014 and for the years ended October 31, 2015 and 2014.

Aurum, Inc.
Audited Consolidated Financial Statements for the Company as of October 31, 2015 and 2014 and for the years ended October 31, 2015 and 2014.

AURUM, INC.

Consolidated Financial Statements

October 31, 2015 and 2014

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurum, Inc.

We have audited the accompanying consolidated balance sheets of Aurum, Inc. as of October 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2015, the Company has limited assets, negative working capital, has not yet commenced revenue producing operations and has a retained (deficit) of approximately $9,100,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 3.

/s/ PKF O’Connor Davies, LLP

New York, NY
September 21, 2017

AURUM, INC.
Consolidated Balance Sheets
October 31, 2015 and 2014

	2015 US$	2014 US$
ASSETS

Current Assets:
Cash	197	3,073
Prepayments	-	963
Total Current Assets	197	4,036

Total Assets	197	4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	205,355	248,841
Total Current Liabilities	205,355	248,841

Non-Current Liabilities:
Payable to affiliates	1,066,827	7,257,926
Total Non-Current Liabilities	1,066,827	7,257,926

Total Liabilities	1,272,182	7,506,767

Stockholders’ Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised 135,600,000 shares issued and outstanding (2014: 105,600,000)	13,560	10,560
Additional paid-in-capital	7,794,983	2,740,207
Retained (deficit)	(9,080,528)	(10,253,498)
Total Stockholders’ Equity (Deficit)	(1,271,985)	(7,502,731)

Total Liabilities and Stockholders’ Equity (Deficit)	197	4,036

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations

	Year Ended October 31, 2015 US$	Year Ended October 31, 2014 US$

Revenues	-	-

Cost and expenses
Legal, accounting & professional	70,266	60,319
Administration expenses	49,636	110,847
Exploration expenses	-	185,296
Interest expense, net	150	-
Total costs and expenses	120,052	356,462
(Loss) from operations	(120,052)	(356,462)

Other income	66,646	-
Foreign currency exchange gain	1,226,376	542,739
Income before income tax	1,172,970	186,277

Provision for income tax	-	-
Net income	1,172,970	186,277

Basic and diluted net income per common equivalent shares	0.01	0.00

Weighted average number of common equivalent shares used per share calculation (in 000’s)	113,244	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
October 31, 2015

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$
Balance, October 31, 2013	105,600,000	10,560	2,740,207	(10,439,775)	(7,689,008)
Net income	-	-	-	186,277	186,277
Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)
Issuance of common stock	30,000,000	3,000	5,054,776	-	5,057,776
Net income	-	-	-	1,172,970	1,172,970
Balance, October 31, 2015	135,600,000	13,560	7,794,983	(9,080,528)	(1,271,985)

 See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows

	Year Ended October 31, 2015	Year Ended October 31, 2014
	US$	US$

CASH FLOW FROM OPERATING ACTIVITIES

Net income	1,172,970	186,277

Adjustments to reconcile net income to net cash (used) in operating activities:
Foreign currency exchange (gain)	(1,226,376)	(542,739)
Depreciation	-	423

Changes in operating assets and liabilities:
Prepayments	963	7,781
Receivables	-	19,696
Accounts payable and accrued expenses	(43,486)	76,493
Net Cash (used) in Operating Activities	(95,929)	(252,069)

CASH FLOW FROM FINANCING ACTIVITIES

Advances payable – affiliates	91,311	242,588
Net Cash provided by Financing Activities	91,311	242,588

Effect of exchange rate changes on cash	1,742	(243)

Net (decrease) in Cash	(2,876)	(9,724)

Cash at Beginning of Year	3,073	12,797
Cash at End of Year	197	3,073

Non-Cash Transactions

Issuance of common stock to settle liability	5,057,776	-

See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
October 31, 2015 and 2014

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 74.93% of Aurum as of October 31, 2015.

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

The Century Concession expired in fiscal 2014. As a result, the Company no longer has any exploration interests in Laos.

The Company has funded operations since inception through advances from affiliated entities. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Aurum as a going concern. However, Aurum has limited assets, negative working capital, has not yet commenced revenue producing operations and has a retained (deficit).

The Company’s ability to continue operations through the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, however there can be no assurance that the Company will be successful in these efforts.

(2)	ACCOUNTING POLICIES

The Company is an exploration stage company and the following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had a retained (deficit) of $9,080,528 as of October 31 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Aurum, Inc.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In August 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU however management does not believe the financial statements require additional disclosure.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(5)	AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company, (the “Service Agreement”). AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owes fiduciary duties to both parties. AXIS’s principal business is to provide geological, management and administration services to companies. We are one of seven companies that AXIS provides services to, namely, Merlin Diamonds Limited, Top End Minerals Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum, Inc. as per the services agreement for 2015 of $56,226 (2014: $71,597).

During the year ended October 31, 2015, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $56,226 (2014: $71,597), and advanced  the Company $23,180 (2013: $170,091). For the year ended October 31, 2015, the foreign currency translation effect of the amount owed to AXIS was a gain of $1,224,634 (2014: $542,982). During fiscal 2015, the Company issued 30,000,000 shares of common stock to AXIS as repayment of a debt of $5,057,776. At October 31, 2015, the Company owed AXIS $834,327 (2014: $7,025,426). At October 31, 2015, the Company owed the Managing Director of its former Laos operations (“Manager”)  $232,500 (2014: $232,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the Manager have advised they do not currently intend to require repayment of these advances prior to October 31, 2016, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

(6)	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At October 31, 2015 the Company no longer holds any property and equipment in Laos. The depreciation expense for fiscal 2015 amounted to $nil and for fiscal 2014 amounted to $423.

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

The Company is subject to taxation in the USA.

At October 31, 2015 and 2014, deferred taxes consisted of the following:

	USA 2015 $	Total 2015 $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

	USA 2014 $	Total 2014 $s
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

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

The Company has available net operating loss carry forwards as of October 31, 2015, which are subject to limitations, aggregating approximately $2,285,000 which would expire in years 2028 through 2034.

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

On July 31, 2015, the Company issued 30,000,000 shares of common stock as repayment of a debt of $5,057,776.

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

As a result of the termination of the employee holding the options, the employee had a period of 90 days from the date of termination to exercise the options. The holder did not exercise the options therefore the options have expired in May 2015.

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

The purchase price is up to USD$7,500,000 which is to be satisfied as follows:

f)	The sum of USD$100,000 payable to the Sellers for due diligence expenses, 30 business days from the execution of the Term Sheet;

g)	A further USD$100,000 each month after the date in a) above for due diligence expenses, for 3 months, payable to the Sellers for working capital purposes;

h)
An issue of fully paid ordinary shares of common stock of the Company to the value of USD$2,500,000 (less any payments made to the Sellers under (a) and (b) above) to the Sellers at an issue price of USD$0.22 per share of common stock (Consideration Shares);

i)
The issue to the Sellers of shares of common stock to the equivalent to USD$2,500,000 at the issue price of USD$0.22, subject to the Sellers achieving sales revenue of USD$100,000 within twelve months after the first anniversary of Completion; and

j)
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