Form 10-Q
period 2016-01-31
Aurum, Inc.
filed 2017-10-04
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended January 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 135,850,000 outstanding shares of Common Stock as of September 28, 2017.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Aurum, Inc. ("Aurum" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2016, the results of its operations for the three month periods ended January 31, 2016 and January 31, 2015, and the changes in its cash flows for the three month periods ended January 31, 2016 and January 31, 2015 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Consolidated Balance Sheets
	January 31, 2016 US$ (unaudited)	October 31, 2015 US$

ASSETS

Current Assets:
Cash	54	197
Total Current Assets	54	197

Total Assets	54	197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	216,313	205,355
Total Current Liabilities	216,313	205,355

Non-Current Liabilities:
Advances from affiliates	1,061,723	1,066,827
Total Non-Current Liabilities	1,061,723	1,066,827

Total Liabilities	1,278,036	1,272,182

Stockholders' Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 135,600,000 shares issued and outstanding at January 31, 2016 and October 31, 2015.	13,560	13,560
Additional Paid-in-Capital	7,794,983	7,794,983
Retained (Deficit)	(9,086,525)	(9,080,528)
Total Stockholders' Equity (Deficit)	(1,277,982)	(1,271,985)

Total Liabilities and Stockholders' Equity (Deficit)	54	197

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations
(Unaudited)
	For the three months ended January 31, 2016	For the three months ended January 31, 2015
	US$	US$

Revenues	$-	$-

Costs and expenses:
Legal, accounting and professional	9,600	9,997
Administration expenses	2,722	16,465
Interest expense	248	5
Total costs and expenses	12,570	26,467

(Loss) from operations	(12,570)	(26,467)
Foreign currency exchange gain	6,573	818,937

Income/(Loss) before income taxes	(5,997)	792,470
Provision for income taxes	-	-

Net income/(loss)	(5,997)	792,470

Basic and diluted net income/(loss) per common equivalent shares	(0.00)	0.01

Weighted average number of common equivalent shares (in 000's)	135,600	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Total
		US$	US$	US$	US$
Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)
Issuance of common stock	30,000,000	3,000	5,054,776	-	5,057,776
Net income	-	-	-	1,172,970	1,172,970
Balance, October 31, 2015	135,600,000	13,560	7,794,983	(9,080,528)	(1,271,985)
Net (loss)	-	-	-	(5,997)	(5,997)
Balance, January 31, 2015	135,600,000	13,560	7,794,983	(9,086,525)	(1,277,982)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended January 31, 2016 US$	Three months ended January 31, 2015 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(5,997)	792,470

Adjustments to reconcile net income (loss) to net cash (used)
in operating activities:
Foreign currency exchange (gain)	(6,573)	(818,937)
Net change in:
Prepayments	-	963
Accounts payable and accrued expenses	10,958	10,528

Net Cash (Used) in Operating Activities	(1,612)	(14,976)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliates	1,282	14,894

Net Cash Provided by Financing Activities	1,282	14,894

Effect of exchange rate changes on cash	187	(127)

Net (decrease) in cash	(143)	(209)

Cash at beginning of period	197	3,073

Cash at end of period	54	2,864
See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
January 31, 2016
(unaudited)
(1)	ORGANIZATION AND BUSINESS
Aurum, Inc. ("Aurum" or the "Company") is a Delaware corporation originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 74.93% of Aurum as of January 31, 2016.
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
In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd ("AOI"), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut's 70% held Century Concession in Laos. The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement ("Joint Venture") and the Company had the right to earn 72.86% of AOI's interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession.
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
On June 27, 2016 the Company announced that it had entered into a binding term sheet with the shareholders of Israeli company, Humavox Ltd (Humavox), a company that creates wireless charging solutions. In accordance with the proposed acquisition of Humavox, Aurum would acquire 100% of the shares of Humavox and 100% of the warrants and options to acquire shares of Humavox in exchange for the issue of shares of common stock of Aurum representing 50% of the shares of common stock of Aurum post issue on a fully-diluted basis, including the investment of an amount of US$16 million in Humavox.  The investment would take place in unconditional instalments over a period of 24 months following the closing. The closing of the merger was subject to certain closing conditions, including the investment in Humavox of the first instalment of the investment in the amount of $5.5 million. On July 29, 2016 the Company terminated the proposed acquisition of Humavox.
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

The Company's ability to continue operations for the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows.
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
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had a retained (deficit) of $9,086,525 as of January 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. Ina addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Aurum, Inc. Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

During the three months ended January 31, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and provided funding of $1,282. During the three months ended January 31, 2016, the foreign exchange effect on the amounts owed to affiliates was a gain of $6,386. The amounts owed to AXIS as of January 31, 2016 and October 31, 2015 is $829,223 and $834,327, respectively. At January 31, 2016, the Company owed the former Managing Director of its Laos operation $232,500 (2015: $232,500). Both amounts are reflected in non-current liabilities - advance from affiliates. During the three months ended January 31, 2016 and 2015, the affiliates have agreed not to charge interest.
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
The Company's net deferred taxes at January 31, 2016 is summarized as follows:
	USA 2015 $	Total 2015 $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards as of January 31, 2016, which are subject to limitations, aggregating approximately $2,285,000 which would expire in years 2028 through 2034.
The Company's tax returns for all years since fiscal 2012 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.
(6)	STOCKHOLDERS' EQUITY
In September 2008, 96,000,000 shares of common stock were issued to the Company's founder raising $9,000.
In March 2009, the Company raised $12,000 in a registered public offering of 9,600,000 shares of common stock share pursuant to a prospectus dated January 30, 2009.
On July 31, 2015, the Company issued 30,000,000 shares of common stock as repayment of a debt of $5,057,776.
On April 7, 2016, the Company raised $38,329 in a private placement through the offer of 250,000 shares of common stock.
(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, receivables, accounts payable, accrued expenses and advances from affiliates. The carrying amounts of cash, receivables, accounts payables and accrued expenses approximates their fair values because of the short term maturities of those instruments. The fair value of advances from affiliates is not readily determinable as it is due to an affiliate entity, no similar market exists for these instruments and settlement date is uncertain.

(8)	INCOME/(LOSS) PER SHARE
The Company calculates income/(loss) per share in accordance with ASC Topic 260, "Earnings per Share". Basic income/(loss) per share is computed based on the weighted average number of common shaes outstanding during the period.
(9)	SUBSEQUENT EVENTS
The Company has evaluated significant events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued, and believes that all relevant disclosures have been included herein and there are no other events or transactions which would require recognition or disclosure in the accompanying consolidated financial statements.
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
Overview
Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the state of Delaware through a merger involving Liquid Financial Engines Inc. ("Liquid") and Aurum, Inc., with Aurum being the surviving entity. For the purpose of the Company's financial reporting status, Aurum is deemed a successor to Liquid.
In December 2010, the Company executed a Management and Shareholders Agreement with Argonaut Overseas Investments Ltd ("AOI"), an indirectly wholly owned Subsidiary of Argonaut Resources N.L., in respect to Argonaut's 70% held, 55,105 acre Century Concession in Laos.
The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement, which existed between Argonaut and two other parties, and the Company had the right to earn 72.86% of AOI's interest in the Joint Venture which was equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum was to spend US$6.5 million on exploration within the five year period ending, December 2015.
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
On June 27, 2016 the Company announced that it had entered into a binding term sheet with the shareholders of Israeli company, Humavox Ltd (Humavox), a company that creates wireless charging solutions. In accordance with the proposed acquisition of Humavox, Aurum would acquire 100% of the shares of Humavox and 100% of the warrants and options to acquire shares of Humavox in exchange for the issue of shares of common stock of Aurum representing 50% of the shares of common stock of Aurum post issue on a fully-diluted basis, including the investment of an amount of US$16 million in Humavox.  The investment would take place in unconditional instalments over a period of 24 months following the closing. The closing of the merger was subject to certain closing conditions, including the investment in Humavox of the first instalment of the investment in the amount of $5.5 million. On July 29, 2016 the Company terminated the proposed acquisition of Humavox.
On July 19, 2017, the Company entered into a Term Sheet with Lior Wayn, Erez Glazer and Dr Guy Shalom, (collectively, the ''Sellers")  for the acquisition of all of the issued shares of a medical technology business. The Company has a 120 day period to conduct due diligence and negotiate a formal share sale agreement.

            The purchase price is up to USD$7,500,000 which is to be satisfied as follows:

k)	The sum of USD$100,000 payable to the Sellers for due diligence expenses, 30 business days from the execution of the Term Sheet;

l)	A further USD$100,000 each month after the date in a) above for due diligence expenses, for 3 months, payable to the Sellers for working capital purposes;

m)
An issue of fully paid ordinary shares of common stock of the Company to the value of USD$2,500,000 (less any payments made to the Sellers under (a) and (b) above) to the Sellers at an issue price of USD$0.22 per share of common stock (Consideration Shares);

n)
The issue to the Sellers of shares of common stock to the equivalent to USD$2,500,000 at the issue price of USD$0.22, subject to the Sellers achieving sales revenue of USD$100,000 within twelve months after the first anniversary of Completion; and

o)
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
RESULTS OF OPERATIONS
Three Months Ended January 31, 2016 vs. Three Months Ended January 31, 2015.
Costs and expenses decreased from $26,467 in the three months ended January 31, 2015 to $12,570 in the three months ended January 31, 2016. The decrease in costs and expenses is a net result of:
a)
a decrease in legal, accounting and professional expense from $9,997 for the three months ended January 31, 2015 to $9,600 for the three months ended January 31, 2016. Included within legal, accounting and professional costs is $2,100 for stock transfer agents fees for management of the share register (2015: $2,277); $7,500 for audit and tax fees and professional services in relation to consolidated financial statements (2015: $7,500); and $nil (2015: $220) for legal expenses.

b)
a decrease in administrative expenses from $16,465 in the three months ended January 31, 2015 to $2,722 in the three months ended January 31, 2016, primarily as a result of an decrease in employment costs, XBRL conversion costs, insurance expenses and travel costs.

As a result of the foregoing, the loss from operations decreased from $26,467 for the three months ended January 31, 2015 to $12,570 for the three months ended January 31, 2016.

The Company recorded a foreign currency exchange gain of $6,573 for the three months ended January 31, 2016 compared to a foreign currency exchange gain of $818,937 for the three months ended January 31, 2015, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.
The net loss was $5,997 for the three months ended January 31, 2016 compared to the net income of $792,470 for the three months ended January 31, 2015.
Liquidity and Capital Resources
For the three months ended January 31, 2016, net cash used in operating activities was $1,612 consisting primarily of the net loss of $5,997, adjusted for non-cash items being a foreign currency exchange gain of $6,573, and an increase in accounts payable and accrued expenses of $10,958. Net cash used in investing activities was $nil; and net cash provided by financing activities was $1,282 being advances from affiliates.
As of January 31, 2016 the Company has short term obligations of $216,312 comprising accounts payable and accruals.
The Company has $54 in cash at January 31, 2016.
The Company's ability to continue operations for the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.
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
Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:
•	The risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015,
•	The risks and hazards inherent in the mineral exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),
•	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,
•	The political, governmental and regulatory risks affecting mineral exploration activities in foreign countries,
•	The effects of environmental and other governmental regulations, and

•	Uncertainty as to whether financing will be available to enable further exploration and development.
•	Movements in foreign exchange rates,
•	Performance of information systems,
•	Ability of the Company to hire, train and retain qualified employees,
•	Our ability to enter into key exploration agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including under the heading "Risk Factors" and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
At January 31, 2016, the Company had no outstanding loan facilities.
The Company reports in US$ and holds cash in Australian dollars. At January 31, 2016, this amounted to A$54. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company's consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$1 effect on the balance sheet and income statement.
Item 4.	Controls and Procedures.
a)	Disclosure Controls and Procedures
Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.
b)	Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
c)	Other
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, (iv) Statement of Stockholders' (Deficit) and (v) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

(FORM 10-Q)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Aurum, Inc.

By:	/s/ Joseph Gutnick
Name:	Joseph Gutnick
Title:	Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Lee
Peter Lee
Name:	Chief Financial Officer
Title:	(Principal Financial Officer)

Dated September 28, 2017

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Joseph Isaac Gutnick
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley act of 2002 by Peter James Lee