Form 10-Q
period 2016-04-30
Aurum, Inc.
filed 2017-10-04
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended April 30, 2016
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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2016, the results of its operations for the three and six month periods ended April 30, 2016 and April 30, 2015, and the changes in its cash flows for the six month periods ended April 30, 2016 and April 30, 2015 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Consolidated Balance Sheet

	April 30, 2016 US$ (unaudited)	October 31, 2015 US$

ASSETS

Current Assets:
Cash	438	197
Total Current Assets	438	197

Total Assets	438	197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	267,688	205,355
Total Current Liabilities	267,688	205,355

Non-Current Liabilities:
Advances from affiliates	1,049,494	1,066,827
Total Non-Current Liabilities	1,049,494	1,066,827

Total Liabilities	1,317,182	1,272,182

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 135,850,000 shares issued and outstanding at April 30, 2016 and 135,600,000 at October 31, 2015	13,585	13,560
Additional Paid-in-Capital	7,833,287	7,794,983
Retained (Deficit)	(9,163,616)	(9,080,528)
Total Stockholders’ Equity (Deficit)	(1,316,744)	(1,271,985)

Total Liabilities and Stockholders’ Equity (Deficit)	438	197

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended April 30, 2016	For the three months ended April 30, 2015	For the six months ended April 30, 2016	For the six months ended April 30, 2015
	US$	US$	US$	US$

Revenues	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	13,275	16,425	22,875	26,422
Administration expenses	2,105	4,662	4,827	21,127
Interest expense	-	4	248	10
Total costs and expenses	15,380	21,091	27,950	47,559

(Loss) from operations	(15,380)	(21,091)	(27,950)	(47,559)
Other income	-	8,837	-	8,837
Foreign currency exchange gain (loss)	(61,711)	(190,789)	(55,138)	628,148
Income (Loss) before income taxes	(77,091)	(203,043)	(83,088)	589,426
Provision for income taxes	-	-	-	-

Net income/(loss)	(77,091)	(203,043)	(83,088)	589,426

Basic and diluted net income (loss) per common equivalent shares	(0.00)	(0.00)	(0.00)	0.01

Weighted average number of common equivalent shares (in 000’s)	135,664	105,600	135,664	105,600

See Notes to Consolidated Financial Statements

AURUM, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained (Deficit) during exploration stage	Total
		US$	US$	US$	US$
Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)
Issuance of common stock	30,000,000	3,000	5,054,776	-	5,057,776
Net income	-	-	-	1,172,970	1,172,970
Balance, October 31, 2015	135,600,000	13,560	7,794,983	(9,080,528)	(1,271,985)
Issuance of common stock	250,000	25	38,304	-	38,329
Net (loss)	-	-	-	(83,088)	(83,088)
Balance, April 30, 2016	135,850,000	13,585	7,833,287	(9,163,616)	(1,316,744)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2016 US$	Six months ended April 30, 2015 US$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(83,088)	589,426

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:

Foreign currency exchange loss (gain)	55,138	(628,148)
Net change in:
Prepayments	-	963
Accounts payable and accrued expenses	62,333	10,114

Net Cash Provided by (Used) in Operating Activities	34,383	(27,645)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	38,329	-
Borrowings from (repayments to) affiliate	(72,936)	24,721

Net Cash Provided by (used in) Financing Activities	(34,607)	24,721

Effect of exchange rate on cash	465	1,045

Net increase (decrease) in cash	241	(1,879)

Cash at beginning of period	197	3,073

Cash at end of period	438	1,194

See Notes to Consolidated Financial Statements

AURUM, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2016
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 74.78% of Aurum as of April 30, 2016.

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

In addition, Aurum is reliant on loans and advances from corporations affiliated with the President of Aurum. Based on discussions with these affiliate companies, Aurum believes this source of funding will continue to be available. Other than the arrangements noted above, Aurum has not confirmed any other arrangements for ongoing funding. As a result Aurum may be required to raise funds by additional debt or equity offerings in order to meet its cash flow requirements during the forthcoming year.

The retained deficit of the Company at April 30, 2016 amounted to approximately $9,163,616.

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

During the six months ended April 30, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and were repaid $72,935. During the six months ended April 30, 2016, the foreign exchange effect on the amounts owed to affiliates was a loss of $55,603. The amounts owed to AXIS as of April 30, 2016 and October 31, 2015 is $816,994 and $834,327 respectively. At April 30, 2016, the Company owed the former Managing Director of its Laos operation $232,500 (2015: $232,500). Both amounts are reflected in non-current liabilities - advance from affiliates and are reflected in non-current liabilities - advance from affiliates. During the six months ended April 30, 2016 and 2015, the affiliates have agreed not to charge interest.

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

The Company is required to file tax returns in the United States and a summary of the deferred tax asset at April 30, 2016 is as follows:

	USA 2015 $	Total 2015 $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

The Company has available net operating loss carry forwards as of April 30, 2016, which are subject to limitations, aggregating approximately $2,285,000 which would expire in years 2028 through 2034.

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

On July 31, 2015 the Company issued 30,000,000 shares of common stock in satisfaction of a debt of $5,057,776.

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

(8)	NET INCOME (LOSS) PER SHARE

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

(10)	SUBSEQUENT EVENTS

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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years. We have incurred accumulated losses of approximately $9.2 million which was funded primarily by the sale of equity securities and advances from affiliates.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2016 vs. Three Months Ended April 30, 2015.

Costs and expenses decreased from $21,091 in the three months ended April 30, 2015 to $15,380 in the three months ended April 30, 2016. The decrease in costs and expenses is a net result of:

a)
A decrease in legal, accounting and professional expense from $16,425 for the three months ended April 30, 2015 to $13,275 for the three months ended April 30, 2016, primarily due to a decrease in share registry expenses, accounting and legal fees.

b)
a decrease in administrative expenses from $4,662 in the three months ended April 30, 2015 to $2,105 in the three months ended April 30, 2016, is primarily as a result of a decrease in employment costs and insurance expense.

As a result of the foregoing, the loss from operations increased from $21,091 for the three months ended April 30, 2015 to $15,380 for the three months ended April 30, 2016.

The Company recorded a foreign currency exchange loss of $61,711 for the three months ended April 30, 2016 compared to a foreign currency exchange loss of $190,789 for the three months ended April 30, 2015, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net loss was $77,091 for the three months ended April 30, 2016 compared to a net loss of $203,043 for the three months ended April 30, 2015.

Six Months Ended April 30, 2016 vs. Six Months Ended April 30, 2015.

Costs and expenses decreased from a loss of $47,559 in the six months ended April 30, 2015 to a loss of $27,950 in the six months ended April 30, 2016. The decrease in costs and expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from $26,422 for the six months ended April 30, 2015 to $22,875 for the six months ended April 30, 2016, primarily as a result of a decrease in accounting and legal fees.

b)
a decrease in administrative expenses from $21,127 in the six months ended April 30, 2015 to $4,827 in the six months ended April 30, 2016, primarily due to a decrease in employment costs, IT support costs and insurance expense.

As a result of the foregoing, the loss from operations decreased from $47,559 for the six months ended April 30, 2015 to $27,950 for the six months ended April 30, 2016.

The Company recorded a foreign currency exchange gain of $628,148 for the six months ended April 30, 2015 compared to a foreign currency exchange loss of $55,138 for the six months ended April 30, 2016, primarily due to revaluation of the advance from affiliate which is denominated in Australian dollars.

The net income was $589,426 for the six months ended April 30, 2015 compared to a net loss of $83,088 for the six months ended April 30, 2016.

Liquidity and Capital Resources

For the six months ended April 30, 2016, net cash provided by operating activities was $34,383 primarily consisting of the net loss of $83,088, adjusted for non-cash items being foreign currency loss of $55,138, and an increase in accounts payable and accrued expenses of $62,333.

Net cash used in investing activities was $nil; and net cash used in financing activities was $34,607 being repayments to affiliates and proceeds from the issuance of stock.

As of April 30, 2016 the Company has short term obligations of $267,688 comprising accounts payable and accruals.

The Company has $438 in cash at April 30, 2016.

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
In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At April 30, 2016, the Company had no outstanding loan facilities.

The Company reports in US$ and holds cash in Australian dollars. At April 30, 2016, this amounted to A$438. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$4 effect on the balance sheet and income statement.

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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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