Form 10-Q
period 2016-07-31
Aurum, Inc.
filed 2017-10-04
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended July 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 135,850,000 outstanding shares of Common Stock as of September 28, 2017

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2016, the results of its operations for the three and nine month periods ended July 31, 2016 and July 31, 2015 and the changes in its cash flows for the nine month periods ended July 31, 2016 and July 31, 2015 have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AURUM, INC.
Consolidated Balance Sheet

	July 31, 2016 US$ (unaudited)	October 31, 2015 US$

ASSETS

Current Assets:
Cash	437	197
Total Current Assets	437	197

Total Assets	437	197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	276,884	205,355
Total Current Liabilities	276,884	205,355

Non-Current Liabilities:
Advances from affiliates	1,050,203	1,066,827
Total Non-Current Liabilities	1,050,203	1,066,827

Total Liabilities	1,327,087	1,272,182

Stockholders’ Equity (Deficit) :
Common stock: $.0001 par value 500,000,000 shares authorised, and 135,850,000 shares issued and outstanding at July 31, 2016 and 135,600,000 October 31, 2015	13,585	13,560
Additional Paid-in-Capital	7,833,287	7,794,983
Accumulated (deficit)	(9,173,522)	(9,080,528)
Total Stockholders’ Equity (Deficit)	(1,326,650)	(1,271,985)

Total Liabilities and Stockholders’ Equity (Deficit)	437	197

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2016	2015	2016	2015
	US$	US$	US$	US$

Revenues	$-	$-	$-	$-

Costs and expenses:
Legal, accounting and professional	9,600	23,218	32,475	49,640
Administration expenses	750	22,610	5,577	43,737
Interest expense	-	105	248	114
Total costs and expenses	10,350	45,933	38,300	93,491

(Loss) Income from operations	(10,350)	(45,933)	(38,300)	(93,491)
Other income	-	57,809	-	66,646
Foreign currency exchange gain (loss)	444	580,111	(54,694)	1,208,259
Income (Loss) before income taxes	(9,906)	591,987	(92,994)	1,181,414
Provision for income taxes	-	-	-	-

Net income (loss)	(9,906)	591,988	(92,994)	1,181,414

Basic and diluted net income (loss) per common equivalent shares	0.00	0.00	0.00	0.00

Weighted average number of common equivalent shares (in 000’s)	135,850	105,993	135,662	105,710

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$

Balance, October 31, 2015	135,600,000	13,560	7,794,983	(9,080,528)	(1,271,985)

Issuance of common stock	250,000	25	38,304	-	38,329
Net profit/(loss)	-	-	-	(92,994)	(92,994)

Balance, July 31, 2016	135,850,000	13,585	7,833,287	(9,173,522)	(1,326,650)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	July 31
	2016 US$	2015 US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(92,994)	1,181,414

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Foreign currency exchange loss (gain)	54,694	(1,208,259)
Net change in:
Prepayments	-	963
Accounts payable and accrued expenses	71,529	(63,887)

Net Cash Provided by (Used in) Operating Activities	33,229	(89,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	38,329	-
Advances from (repayments to) affiliates	(71,782)	86,302

Net Cash Provided by (Used by) Financing Activities	(33,453)	86,302

Effect of exchange rate on cash	464	1,470

Net increase (decrease) in cash	240	(1,997)

Cash at beginning of period	197	3,073

Cash at end of period	437	1,076

Non-Cash Transactions

Issuance of common stock to settle liability	-	5,057,776

See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
July 31, 2016
(unaudited)

(1)	ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum” or the “Company") is a Delaware corporation originally incorporated in Florida as Liquid Financial Engines, Inc. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation (“Golden”), which owned 74.78% of Aurum as of July 31, 2016.
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
The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement (“Joint Venture”) and gave the Company the right to earn 72.86% of AOI’s interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession.
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
The retained deficit of the Company at July 31, 2016 amounted to approximately $9,173,522.

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
During the nine months ended July 31, 2016, AXIS provided services in accordance with the services agreement, incurred direct costs on behalf of the Company and was repaid $4,911. During the nine months ended July 31, 2016, the foreign exchange effect on the amounts owed to affiliates was a loss of $55,158. The amounts owed to AXIS as of July 31, 2016 and October 31, 2015 is $817,703 and $834,327, respectively. At July 31, 2016, the Company owed the former Managing Director of its Laos operation $232,500 (2015: $232,500). Both amounts are reflected in non-current liabilities - advance from affiliates. During the nine months ended July 31, 2016 and 2015, the affiliates have agreed not to charge interest.
The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. Both affiliates have agreed not to call the advance within the next twelve months and accordingly the Company has classified the amounts payable as non-current in the accompanying balance sheet.
(5)	INCOME TAXES

Aurum files its income tax returns on an accrual basis.
The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.
The Company is required to file tax returns in the United States and a summary of the deferred tax asset at July 31, 2016 is as follows:
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
Overview
Aurum, Inc. is an exploration stage company and was incorporated in Florida on September 29, 2008, to develop and market financial software. In July 2009, Golden Target Pty Ltd, an Australian corporation ("Golden") acquired a 96% interest in Aurum from Daniel McKelvey and certain other stockholders. Commencing August 2009, the Company decided to focus on mineral exploration for gold and copper in the Lao Peoples Democratic Republic. The Company is considered to be in the exploration stage. On January 20, 2010, the Company re-incorporated in the State of Delaware through a merger involving Liquid Financial Engines, Inc. (Liquid) and Aurum, Inc., with Aurum being the surviving entity. For the purpose of the Company’s financial reporting status, Aurum is deemed a successor to Liquid.
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
On April 1, 2016 the Company announced that it had entered into an agreement with an Israeli company, PayItSimple Ltd and its subsidiaries (PayItSimple) whereby the Company will invest $15 million directly into PayItSimple by September 5, 2016 to acquire a 30% interest in PayItSimple, and a further $7.5 million into PayItSimple over 18 months to acquire a further 10% interest in PayItSimple, taking its holding to 40% of interest in PayItSimple.  PayItSimple owned a business known as Splitit. On April 6, 2016 the Company terminated the proposed acquisition of PayItSimple.
On June 27, 2016 the Company announced that it has entered into a binding term sheet with the shareholders of Israeli company, Humavox Ltd (Humavox), a company that creates wireless charging solutions. Aurum will acquire 100% of the shares of Humavox and 100% of the warrants and options to acquire shares of Humavox in exchange for the issue of shares of common stock of Aurum representing 50% of the shares of common stock of Aurum post issue on a fully-diluted basis, including the investment of an amount of US$16 million in Humavox.  The investment will take place in unconditional instalments over a period of 24 months following the closing. The closing of the merger is subject to certain closing conditions, including the investment in Humavox of the first instalment of the investment in the amount of $5.5 million. On July 29, 2016 the Company terminated the proposed acquisition of Humavox.
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

We have incurred net losses since our inception and may continue to incur substantial and increasing losses for the next several years.  We have incurred accumulated losses of approximately $9.2 million which has been funded primarily by the sale of equity securities and advances from affiliates.
RESULTS OF OPERATIONS
Three Months Ended July 31, 2016 vs. Three Months Ended July 31, 2015.
Costs and expenses decreased from $45,933 in the three months ended July 31, 2015 to $10,350 in the three months ended July 31, 2016. The increase in costs and expenses is a net result of:
a)
A decrease in legal, accounting and professional expense from $23,218 for the three months ended July 31, 2015 to $9,600 for the three months ended July 31, 2016, primarily due to a decrease in professional fees and share registry expenses and offset by a small increase in tax consultant costs.

b)
A decrease in administrative expenses from $22,610 in the three months ended July 31, 2015 to $750 in the three months ended July 31, 2016, is primarily as a result of a decrease in employment costs, XBRL conversion costs, insurance expense and travel costs.

As a result of the foregoing, the income from operations decreased from $45,933 for the three months ended July 31, 2015 to a loss from operations of $10,350 for the three months ended July 31, 2016.
Other income decreased from $57,809 for the three months ended July 31, 2015 to $nil for the three months ended July 31, 2016.
The Company recorded a foreign currency exchange gain of $444 for the three months ended July 31, 2016 compared to a foreign currency exchange gain of $580,111 for the three months ended July 31, 2015, primarily due to the revaluation of the advances from affiliate which is denominated in Australian dollars at quarter end.
The net loss was $9,906 for the three months ended July 31, 2016 compared to a net income of $591,988 for the three months ended July 31, 2015.

Nine Months Ended July 31, 2016 vs. Nine Months Ended July  31, 2015.
Costs and expenses decreased from $93,491 in the nine months ended July 31, 2015 to $38,300 in the nine months ended July 31, 2016. The decrease in costs and expenses is a net result of:
a)
a decrease in legal, accounting and professional expense from $49,640 for the nine months ended July 31, 2015 to $32,475 for the nine months ended July 31, 2016, primarily as a result of a decrease in professional fees and share registry expenses offset by a small increase in tax consultant costs.

b)
a decrease in administrative expenses from $43,737 in the nine months ended July 31, 2015 to $5,577 in the nine months ended July 31, 2016, primarily due to a decrease in employment costs, XBRL conversion expenses, IT support costs, insurance and travel costs.

As a result of the foregoing, the loss from operations decreased from $93,491 for the nine months ended July 31, 2015 to $38,300 for the nine months ended July 31, 2016.
Other income decreased from $66,646 for the nine months ended July 31, 2015 to $nil for the nine months ended July 31, 2016.
The Company recorded a foreign currency exchange loss of $54,694 for the nine months ended July 31, 2016 compared to a foreign currency exchange gain of $1,208,259 for the nine months ended July 31, 2015, primarily due the (i) the issue of shares in satisfaction of a significant part of the debt which was denominated in Australian dollars thus reducing the level of debt the subject of foreign currency fluctuations; and (ii)  revaluation of the advances from affiliate which is denominated in Australian dollars at quarter end.
The net loss was $92,994 for the nine months ended July 31, 2016 compared to a net income of $1,181,414 for the nine months ended July 31, 2015.
Liquidity and Capital Resources
For the nine months ended July 31, 2016, net cash generated by operating activities was $33,229 primarily consisting of the net loss of $92,994, adjusted for non-cash items being foreign currency loss of $54,694 and a decrease in accounts payable and accrued expenses of $71,529.
Net cash used in investing activities was $nil; and net cash used in financing activities was $33,453.
As of July 31, 2016 the Company has short term obligations of $276,884 comprising accounts payable and accrued expenses.
The Company has $437 in cash at July 31, 2016.
The Company’s ability to continue operations the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance.
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
At July 31, 2016, the Company had no outstanding loan facilities.
The Company reports in US$ and holds cash in Australian dollars. At July 31, 2016, this amounted to A$437. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$4 effect on the balance sheet and statement of operations.
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

b)	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third of fiscal 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

101
The following materials from the Aurum, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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