Form 10-K
period 2016-10-31
Aurum, Inc.
filed 2017-10-04
CIK 1450708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

———————

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: October 31, 2016
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

011 (613) 8532 2878
(Registrant's telephone number, including area code)
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock ("Common Stock") held by non-affiliates of the Company was US$1,275,000 as at April 30, 2016.

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
____________________

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of gold and other mineral prices,
▪	availability of financing,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient transportation, power and water resources, and
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties

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

We were incorporated in the State of Florida on September 29, 2008 under the name Liquid Financial Engines, Inc. ("Liquid") and we changed our name to Aurum, Inc. ("Aurum") and our State of domicile to the State of Delaware.

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

The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement, which existed between Argonaut and two other parties, and gave the Company the right to earn 72.86% of AOI's interest in the Joint Venture which was equivalent to a 51% beneficial interest in the Century Concession. In order to acquire this interest, Aurum was required to spend US$6.5 million on exploration within five years.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of October 31, 2016 and 2015, and for the years ended October 31, 2016 and 2015, includes an emphasis of matter paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained (deficit) of $9.2 million which could raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Approximately 75% Of Our Common Stock Is Controlled By The Family Of Our Chairman, President and Chief Executive Officer

The family of Mr. Joseph Gutnick, our Chairman, President and Chief Executive Officer, beneficially owned 101.6 million shares of our common stock, which represented approximately 75% of our shares outstanding as of September 28, 2017. Mr Joseph Gutnick has no beneficvial interest in the shareholdings of his family. As a result, Mr. Gutnicks' family has and is expected to continue to have the ability to appoint our Board of Directors and to determine the outcome of all other issues submitted to our stockholders. The interests of Mr. Gutnicks' family may not always coincide with our interests or the interests of other stockholders, and subject to his fiduciary duties as a director, he may act in a manner that advances his family's best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may not be possible for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Pursuant to a services agreement, AXIS provides us with office facilities, and some administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. AXIS has not charged a service fee for 2016. This service agreement may be terminated by us or AXIS on 60 days' notice. See "Certain Relationships and Related Party Transactions."  AXIS billed Aurum, Inc., as per the services agreement, for 2016 a total of $1,817 (2015: $56,226).

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. As at September 28, 2017, there were 131,600,000 outstanding shares of common stock which are deemed "restricted securities" as defined by Rule 144 under the Securities Act or control securities. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities and/or control securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar  weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common stock.

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

Item 1B                                   Unresolved Staff Comments

As of October 31, 2016, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Market Information

Our common stock is traded in the over-the-counter market under the symbol "AURM".

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2015
First Quarter	0.32	0.32
Second Quarter	0.55	0.55
Third Quarter	0.63	0.55
Fourth Quarter	0.55	0.55

2016
First Quarter	0.32	0.32
Second Quarter	0.63	0.31
Third Quarter	0.55	0.55
Fourth Quarter	0.55	0.55

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

As of October 31, 2016 and September 28, 2017, there were 135,850,000 shares of common stock issued and outstanding.

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

Shareholders

As of September 26, 2017 the Company had approximately 29 shareholders of record. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Transfer Agent

Our United States Transfer Agent and Registrar is Continental Stock Transfer & Trust Company.

Item 6	Selected Financial Data

Our selected financial data presented below for each of the years in the two-year period ended October 31, 2016 and the balance sheet data at October 31, 2016 and 2015 have been derived from consolidated financial statements, which have been audited by PKF O'Connor Davies, A Division of O'Connor Davies LLP ("PKF"). The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended October 31, 2016, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	2016 US$		2015 US$

Revenues		-		-
		-		-

Costs and expenses		51,027		120,052

(Loss) from operations		(51,027)		(120,052)

Other income		-		66,646
Foreign currency exchange gain		55,027		1,226,376
Provision for income taxes		-		-

Net (loss)/income		(106,054)		1,172,970

	$		$
Net (loss)/income per share		0.00		0.01

Weighted average number of shares used per share calculation (000's)		135,742		113,244

Balance Sheet Data
	$		$
Total assets		591		197
Total liabilities		(1,340,301)		(1,272,182)

Stockholders' Equity (deficit)		(1,339,710)		(1,271,985)

Item 7.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

Year ended
October 31

2016	US$1.00	=	A$1.3152

2015	US$1.00	=	A$1.1371

Overview

Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 96.21% of Aurum as of October 31, 2014. On January 20, 2010, the Company re-incorporated in the state of Delaware (the "Reincorporation") through a merger involving Liquid Financial Engines Inc. and Aurum, Inc., a Delaware Corporation that was a wholly owned subsidiary of Liquid. The Reincorporation was effected by merging Liquid with Aurum, with Aurum being the surviving entity. For purposes of the Company's financial reporting status, Aurum is deemed a successor to Liquid.

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

Results of Operations

Year ended October 31, 2016 versus Year ended October 31, 2015

We are an exploration stage company and have not generated any revenues since inception. As set out in Management's Discussion and Analysis of Financial Condition and Results of Operation – Overview, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2016 was $1,817 (2015: $56,226). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Total costs and expenses have decreased from $120,052 for the year ended October 31, 2015, to $51,027 for the year ended October 31, 2016. The decrease in the total costs and expenses was a result of:

i)
a decrease in legal, accounting and professional costs from $70,266 in fiscal 2015 to $44,025 in fiscal 2016. Included within legal, accounting and professional costs for the year ended October, 31 2016 is $(650) for stock transfer agent fees for management of the share register (2015: $9,371); $44,675 (2015: $59,743) for audit and tax fees and professional services in relation to consolidated financial statements in the quarterly reports on Form 10-Q and annual reports on Form 10-K; and legal fees of $nil (2015: $1,152).

ii)
a decrease in administrative costs from $49,636 in fiscal 2015 to $6,756 in fiscal 2016. Included within administrative costs for the year ended October, 31 2016 is $1,311 (2015: $40,362) for charges by AXIS for salaries incurred on behalf of the Company which relate to amounts paid to the President and Chief Executive Officer, Secretary and Chief Financial Officer and other staff of AXIS who provide services to the Company; $4,767 for lodgement of company filings with the SEC (2015: ($7,650); $202 for contractor and consultant costs (2015: $621); and storage costs of $476 (2015: $1,901); insurance costs of $nil (2015: $11,733); bank charges for $nil (2015: $72); franchise tax of $nil (2015: $837); and $nil for contractor and consultant costs (2015: $621)..  The decrease is primarily as a result of a decrease in the cost of services provided by AXIS in accordance with the service agreement. The total administrative expenses include AXIS billings of $1,817 for 2016 (2015: $55,944).

As a result of the foregoing, the loss from operations decreased from $120,052 for the year ended October 31, 2015 to $51,027 for the year ended October 31, 2016.

Other income decreased from $66,646 for the year ended October 31, 2015 to $nil for the year ended October 31, 2016.
The Company recorded a foreign currency exchange loss of $55,027 for the year ended October 31, 2016 (2015: gain $1,226,376) primarily due to revaluation of amounts payable to affiliates in Australian dollars

The net loss was $106,054 for the year ended October 31, 2016 compared to net income of $1,172,970 for the year ended October 31, 2015.

Liquidity and Capital Resources

For the year ended October 31, 2016, net cash from operating activities was $23,356 consisting primarily of the net loss of $106,054, adjusted for non-cash items being foreign currency loss of $55,027 and an increase in accounts payable and accrued expenses of $74,383. Net cash used in investing activities was $nil and net cash used in financing activities was $23,324 being repayment of advances from affiliates of $61,653 and proceeds from the issuance of common stock of $38,329.

As of October 31, 2016, the Company has short term obligations of $279,737 comprising accounts payable and accrued expenses, and had long term obligations of $1,060,564 comprising advances payable to affiliates.

During 2016, AXIS charged the Company $1,817 for management and administration services. The net amount owed by the Company to AXIS at October 31, 2016 of $828,064 is included under non-current liabilities.

The Company has $591 in cash at October 31, 2016.

The Company has funded operations since inception through advances from affiliated entities. The Company's ability to continue operations for the foreseeable future is dependent upon future funding from affiliated entities, capital raisings, or its ability to commence revenue producing operations and positive cash flows, of which there can be no assurance. AXIS has advised it does not currently intend to require repayment of these advances prior to October 31, 2017, accordingly the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company's consolidated financial statements, see Note 4 to the Company's Financial Statements which are included elsewhere in this Annual Report.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

At October 31, 2016, the Company had no outstanding borrowings under Loan Facilities.

Item 8.                                Financial Statements

See F Pages

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended October 31, 2016.

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

(b)	Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting was effective as of October 31, 2016.
(c)	Attestation report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2016, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.
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

Director Qualifications

The following paragraphs provide information as of the date of this report about our sole director as well as about each executive officer. The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding our director's specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that our director has demonstrated an ability to exercise sound judgment, as well as a commitment of service to Aurum and our Board. Finally, we value his significant experience in the mining industry and other public and board committees.

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

Peter Lee

Mr. Peter Lee has been Secretary since July 2009 and Chief Financial Officer and Principal Accounting Officer since January 2015. Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Governance Institute of Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Director, CFO and Secretary of Golden River Resources Corporation (for more than 10 years), and CFO and Secretary of Consolidated Gems, Inc. (since 2009), which are US corporations listed on the OTC market in the USA; CFO and Secretary of Northern Capital Resources Corp and Great Central Resources Corporation, US Corporations; and CFO and Secretary of Merlin Diamonds Limited, , listed on the Australian Securities Exchange. He was a Director of Acadian Mining Corporation, Quantum Resources Limited, a Director, CFO and Secretary of Top End Minerals Limited and CFO and Secretary of Legend International Holdings Inc in the last five years.

The Company's Directors have been appointed for a one-year term  which will continue until their successors have been elected and qualified.

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

On November 24, 2015, Legend International Holdings Inc. announced that it had entered into a Convertible Bond and Subscription Agreement ("Bond Agreement") and Security Bond Deed, both dated November 24, 2015 with Queensland Phosphate Pty Ltd ("QPL"). Pursuant to those documents, the Company was advised on March 16, 2016 that QPL had appointed receivers and managers to Paradise Phosphate Limited ("PPL") and the Company's shareholding in PPL on March 11, 2016.

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

Board, Audit Committee and Remuneration Committee Meetings

Our Board of Directors currently consists of one director. During fiscal 2016, our Board of Directors met once.

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
Audit Committee

At October 31, 2016, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company's operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.
Remuneration Committee

At October 31, 2016, the Company had not formed a remuneration committee or adopted a remuneration committee charter. In lieu of a remuneration committee, the Company's board of directors assumes the responsibilities that would normally be those of a remuneration committee.
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
Aurum, Inc.
PO Box 6315 St. Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2016 all such filing requirements were complied with in a timely manner by all Directors, executive officers and greater than 10% stockholders.

Item 11.                          Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended October 31, 2016 and October 31, 2015. No other executive officer received more than US$100,000 per annum during this period. The amounts listed below were paid by us to AXIS, which provides the services of Mr. Gutnick.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Gutnick, Chairman of the Board, President and CEO (1)	2016 2015	- -	- -	- -	- -	- -	- -	- -	- -

1.	Joseph Gutnick appointed July 23, 2009, resigned as CEO on June 6, 2011 and was reappointed on April 30, 2012.

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

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group as of September 28, 2017.

Title of Class	Name and Address of Beneficial Owner*	Amount and nature of Beneficial Owner	Percentage of class (1)
Shares of Common Stock Shares of Common Stock	Golden Target Nominees Pty Ltd All officers and Directors as a group	101,600,000 101,600,000	74.79 74.79
*	Unless otherwise indicated, the address of each person is c/o Aurum, Inc., Level 1A, 42 Moray Street, Southbank, Victoria 3006 Australia

Notes:

(1)	Based on 135,850,000 shares outstanding as of September 28, 2017. Gives effect to an 8 for 1 stock split in the form of a dividend that was effected as of October 23, 2009.
(2)
Golden Target Nominees Pty Ltd. ('Golden Target") is an Australian corporation that holds the Shares in its capacity as the trustee of a private family investment trust. The directors of Golden Target, Mrs Stera Gutnick and Mr. Mordechai Gutnick and its sole stockholder, Mr Zalman Gutnick, may be deemed to share beneficial ownership of the Shares owned by Golden Target.

(3)
Does not include Shares owned by Golden Target of which the wife and two sons of the Company's sole director are the sole directors and stockholder, but as to which the Company's sole director disclaims beneficial ownership

Item 13.                          Certain Relationships and Related Transactions and Director Independence

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
In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum $1,817 (2015: $56,226) as per the services agreement for 2016.

During the year ended October 31, 2016, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $1,817 (2015: $56,226 ), paid on behalf on the Company $1,882 (2015: $nil), advanced the Company $10,131 (2015: $23,180) and the Company repaid $75,482 ( 2015:$nil). For the year ended October 31, 2016, the foreign currency translation effect of the amount owed to AXIS was a loss of approximately $55,389 (2015: gain $1,224,634). At October 31, 2016, the Company owed AXIS $828,064 (2015: $834,327). The Company has received advances from AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company's SEC reports, but which are not specifically provided for in the AXIS Services Agreement. Historically, the shortfall in our cash receipts has been covered by cash advances from AXIS. The purpose of such advances is to assist us in meeting our ongoing cash flow requirements. The parties are in discussions in relation to the Company providing security to AXIS for the amount outstanding however no agreement has been reached to-date. Mr. Peter Lee is Chief Financial Officer & Company Secretary of AXIS and owes fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed to AXIS or any other conflict of interest with AXIS or other affiliates. At October 31, 2016, the Company owed the former Managing Director of its Laos operation $232,500 (2015: $232,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the former Managing Director have advised they do not currently intend to require repayment of these advances prior to October 31, 2017, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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

Item 14.                          Principal Accounting Fees and Services

The following table shows the audit fees that were billed or are expected to be billed by PKF for fiscal 2016 and 2015.

	2016	2015

Audit fees	$38,675	$31,000
Tax fees	$6,000	$6,242
Total	$44,675	$37,242

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

The Financial Statements and Notes thereto listed on the Index at page 26 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(b)	Exhibits

The Exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at page 26 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

AURUM, INC.

(Registrant)

By:	/s/ Peter Lee
Chief Financial Officer
(Principal Financial Officer)

Dated:  September 28, 2017

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

	Signature	Title	Date

1.	/s/ Joseph Gutnick	Chairman, President and
	Joseph Gutnick	Chief Executive Officer.	September 28, 2017

EXHIBIT INDEX

Incorporated by		Exhibit	Exhibit
Reference to:		No

(1)	Exhibit 3.1	3.1	Articles of Incorporation of Aurum, Inc.
(1)	Exhibit 3.2	3.2	Bylaws of Aurum, Inc.
(1)	Exhibit 3.3	3.3	Agreement and Plan of Merger between Liquid Financial Engines, Inc. and Aurum, Inc.
(2)	Exhibit 10.1	10.1	2010 Equity Incentive Plan.
(3)	Exhibit 10.4	10.4	Service Agreement dated August 31, 2009, by and between the Registrant and AXIS Consultants Pty Ltd.
(4)	Exhibit 99.3	99.3	Century Thrust Management and Shareholders Agreement.
(5)	Exhibit 99.2	99.2	Lao Inter Mining Options Limited Agreement.
	*	21.1	Subsidiaries of the Registrant.
	*	31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
		31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter Lee.
	*	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Gutnick.
		32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter Lee.

101
The following materials from the Aurum Inc. Annual Report on Form 10-K for year ended October 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations , (iii) the Statements of Stockholders' Equity (Deficit), (iv) the Statements of Cash Flows and (v) related notes.

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

Financial Statements as of October 31, 2016 and 2015 and for the years ended October 31, 2016 and 2015.

Aurum, Inc.
Audited Financial Statements for the Company as of October 31, 2016 and 2015 and for the years ended October 31, 2016 and 2015.

AURUM, INC.

Consolidated Financial Statements

October 31, 2016 and 2015

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurum, Inc.

We have audited the accompanying consolidated balance sheets of Aurum, Inc. as of October 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended October 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurum, Inc. at October 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at October 31, 2016, the Company has negative working capital, has not yet commenced revenue producing operations and has a retained (deficit) of approximately $9.2 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's plans in regard to these matters are also discussed in note 3.

/s/ PKF O'Connor Davies, LLP

New York, NY
September 27, 2017

AURUM, INC.
Consolidated Balance Sheets
October 31, 2016 and 2015

	2016 US$	2015 US$
ASSETS

Current Assets:
Cash	591	197
Total Current Assets	591	197

Total Assets	591	197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	279,737	205,355
Total Current Liabilities	279,737	205,355

Non-Current Liabilities:
Payable to affiliates	1,060,564	1,066,827
Total Non-Current Liabilities	1,060,564	1,066,827

Total Liabilities	1,340,301	1,272,182

Stockholders' Equity (Deficit):
Common stock: $.0001 par value 500,000,000 shares authorised 135,850,000 (2015:135,600,000) shares issued and outstanding	13,585	13,560
Additional paid-in-capital	7,833,287	7,794,983
Retained (deficit)	(9,186,582)	(9,080,528)
Total Stockholders' Equity (Deficit)	(1,339,710)	(1,271,985)

Total Liabilities and Stockholders' Equity (Deficit)	591	197

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Operations

	Year Ended October 31, 2016 US$	Year Ended October 31, 2015 US$

Revenues	-	-

Cost and expenses
Legal, accounting & professional	44,025	70,266
Administration expenses	6,756	49,636
Interest expense, net	246	150
Total costs and expenses	51,027	120,052
(Loss) from operations	(51,027)	(120,052)

Other income	-	66,646
Foreign currency exchange (loss)/gain	(55,027)	1,226,376
(Loss)/Income before income tax	(106,054)	1,172,970

Provision for income tax	-	-
Net (loss)/income	(106,054)	1,172,970

Basic and diluted net income/(loss) per common equivalent shares	(0.00)	0.01

Weighted average number of common equivalent shares used per share calculation (in 000's)	135,742	113,244

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
October 31, 2016

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
		US$	US$	US$	US$
Balance, October 31, 2014	105,600,000	10,560	2,740,207	(10,253,498)	(7,502,731)
Issuance of common stock	30,000,000	3,000	5,054,776	-	5,057,776
Net income	-	-	-	1,172,970	1,172,970
Balance, October 31, 2015	135,600,000	13,560	7,794,983	(9,080,528)	(1,271,985)
Issuance of common stock	250,000	25	38,304	-	38,329
Net (loss)	-	-	-	(106,054)	(106,054)
Balance, October 31, 2016	135,850,000	13,585	7,833,287	(9,186,582)	(1,339,710)

See Notes to Consolidated Financial Statements

AURUM, INC.
Consolidated Statements of Cash Flows

	Year Ended October 31, 2016	Year Ended October 31, 2015
	US$	US$

CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)/income	(106,054)	1,172,970

Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Foreign currency exchange (gain)/loss	55,027	(1,226, 376)

Changes in operating assets and liabilities:
Prepayments	-	963
Accounts payable and accrued expenses	74,383	(43,486)
Net Cash Provided by (Used in) Operating Activities	23,356	(95,929)

CASH FLOW FROM FINANCING ACTIVITIES

Advances from (repayments to) affiliates	(61,653)	91,311
Proceeds from issuance of shares	38,329	-
Net Cash Provided by (Used in) Financing Activities	(23,324)	91,311

Effect of exchange rate changes on cash	362	1,742

Net increase (decrease) in Cash	394	(2,876)

Cash at Beginning of Year	197	3,073
Cash at End of Year	591	197

See Notes to Consolidated Financial Statements

AURUM, INC.
Notes to Consolidated Financial Statements
October 31, 2016 and 2015

(1)        ORGANIZATION AND BUSINESS

Aurum, Inc. ("Aurum" or the "Company") was incorporated in the State of Florida in September 2008. The principal stockholder of Aurum is Golden Target Pty Ltd., an Australian corporation ("Golden"), which owned 74.78% of Aurum as of October 31, 2016.

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
The agreement appointed Aurum as the manager of the Century Thrust Joint Venture Agreement ("Joint Venture") and gave the Company the right to earn 72.86% of AOI's interest in the Joint Venture which is equivalent to a 51% beneficial interest in the Century Concession.
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

The Company's payables to affiliates are denominated in Australian dollars and converted to U.S. dollars at the end of each reporting period. Resulting gains and losses are included in the statement of operations.

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

The Company's financial instruments consist of cash, accounts payable and accrued expenses, and advances from affiliate. The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short term nature of those instruments. The fair value of the advances from affiliate is not determinable as it is due to an affiliated entity, no market exists for similar instruments and settlement date is uncertain.

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

(3)            GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet commenced revenue producing operations and had a retained (deficit) of $9,186,582 as of October 31 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. The Company has a debt due to AXIS Consultants Pty Ltd (AXIS). AXIS provides management services to the Company and the cost of these services increases the amount of the debt. In addition, the Company has historically relied on loans and advances from corporations affiliated with the President of Aurum, Inc.  Based on discussions with these affiliate companies, the Company believes this source of funding will continue to be available. Other than the arrangements noted above, the Company has not confirmed any other arrangements for ongoing funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(5)	AFFILIATE TRANSACTIONS

In August 2009, the Company entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide geological, management and administration services to the Company, (the "Service Agreement"). AXIS has some common management and is incorporated in Australia. Mr. Peter Lee is Chief Financial Officer and Company Secretary of AXIS and owes fiduciary duties to both parties. AXIS's principal business is to provide geological, management and administration services to companies. We are one of six companies that AXIS provides services to, namely, Merlin Diamonds Limited, Northern Capital Resources Corp, Golden River Resources Corporation, Great Central Resources Corp, Aurum Inc., and Consolidated Gems Inc.

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

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support including provision of exploration managers and geologists, financial, accounting advice and services.  AXIS also provides for the Company's various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

In accordance with the Service Agreement, AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.  AXIS billed Aurum, Inc. as per the services agreement for 2016 of $1,817 (2015: $56,226).

During the year ended October 31, 2016, AXIS provided services in accordance with the services agreement and incurred direct costs on behalf of the Company of $1,817 (2015: $56,226), paid on behalf of the Company $1,882 (2015: $nil), advanced the Company $10,131 (2015: $23,180) and the Company repaid $75,482 ( 2015:$nil). For the year ended October 31, 2016, the foreign currency translation effect of the amount owed to AXIS was a loss of approximately $55,389 (2015: gain $1,224,634). At October 31, 2016, the Company owed AXIS $828,064 (2015: $834,327). At October 31, 2016, the Company owed the Managing Director of its former Laos operations ("Manager") $232,500 (2015: $232,500). The Company intends to repay these amounts with funds raised either via additional debt or equity offerings. AXIS and the Manager have advised they do not currently intend to require repayment of these advances prior to October 31, 2017, accordingly, the Company has decided to classify the amounts payable as non-current in the accompanying balance sheets.

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
The Company is subject to taxation in the USA.
At October 31, 2016 and 2015, deferred taxes consisted of the following:

	USA 2016 $	Total 2016 $
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

	USA 2015 $	Total 2015 $s
Deferred tax assets

Net operating loss carry-forward	827,643	827,643
Less valuation allowance	(827,643)	(827,643)
Net deferred taxes	-	-

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

The Company has available net operating loss carry forwards as of October 31, 2016, which are subject to limitations, aggregating approximately $2,285,000 which would expire in years 2028 through 2034.

The Company's tax returns for all years since fiscal 2012 remain open to examination by the respective tax authorities.  There are currently no tax examinations in progress.

(7)        CASH

The Company maintains cash deposits with financial institutions in Australia.. Cash deposits maintained in Australian dollars are translated into US dollars at the period end exchange rate with the related adjustment recognised in operations.

 (8)        STOCKHOLDERS' EQUITY

In September 2008, 96,000,000 shares of common stock were issued to the Company's founder raising $9,000.

In March 2009, the Company raised $12,000 in a registered public offering of 9,600,000 shares of common stock share pursuant to a prospectus dated January 30, 2009.

On July 31, 2015, the Company issued 30,000,000 shares of common stock as repayment of a debt of $5,057,776.

On April 7, 2016, the Company issued 250,000 shares of common stock raising $38,329.

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